Form 10-Q
period 2005-09-30
State National Bancshares, Inc.
filed 2005-11-14
CIK 1332626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 000-51548

STATE NATIONAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2641879
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4500 Mercantile Plaza Drive

Suite 300

Fort Worth, Texas 76137

(Address of principal executive offices, including zip code)

(817) 547-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 10, 2005 was 11,971,107shares.

STATE NATIONAL BANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(In thousands, except number of shares)

(Unaudited)

	September 30,	December 31,
	2005	2004
Assets:
Cash and due from banks	$64,658	$54,892
Federal funds sold	60,900	19,100
Interest-bearing deposits in other banks	16,525	15,475
Total cash and cash equivalents	142,083	89,467
Securities available-for-sale, at fair value (amortized cost of $117,993, and $150,547 at September 30, 2005 and December 31, 2004 respectively)	116,958	151,008
Federal Reserve Bank stock and other investments, at cost	7,941	8,306
Loans held-for-sale	6,761	8,382
Loans:
Loans held for investment, net of unearned income	966,561	937,784
Allowance for loan losses	(11,620)	(11,383)
Net loans held for investment	954,941	926,401
Premises and equipment, net	35,583	33,915
Goodwill	70,818	70,818
Other intangible assets, net	13,015	15,486
Accrued interest receivable	6,766	6,773
Other real estate and repossessed assets	1,851	1,952
Bank owned life insurance	36,286	35,324
Other assets	4,006	2,548
Total assets	$1,397,009	$1,350,380
Liabilities and shareholders’ equity:
Deposits:
Noninterest-bearing demand deposits	$428,795	$390,159
Interest-bearing demand deposits	441,275	450,351
Interest-bearing time deposits	280,706	285,884
Total deposits	1,150,776	1,126,394
Federal funds purchased and securities sold under agreement to repurchase	27,470	18,530
Accrued interest payable	1,202	835
Other liabilities	8,416	5,362
Junior subordinated debentures	47,000	47,000
Notes payable	810	899
Total liabilities	1,235,674	1,199,020
Shareholders’ equity:
Common stock, $1.00 par value; authorized shares-40,000,000; issued shares-11,971,107 at September 30, 2005 and 10,054,582 in 2004	11,971	10,055
Additional paid-in capital	177,012	133,519
Retained earnings	19,157	7,482
Accumulated other comprehensive (loss) income	(677)	304
Subscription receivable	(46,128)	—
Total shareholders’ equity	161,335	151,360
Total liabilities and shareholders’ equity	$1,397,009	$1,350,380

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Nine-Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Interest income:
Loans, including fees	$17,728	$14,015	$50,519	$37,463
Securities	1,277	1,737	4,100	5,727
Deposits in other banks	127	116	237	131
Federal funds sold	457	151	740	262

Total interest income	19,589	16,019	55,596	43,583

Interest expense:
Deposits	2,862	1,776	7,267	4,841
Federal funds purchased and securities sold under agreements to repurchase	178	52	387	99
Subordinated notes payable	832	596	2,314	1,587
Notes payable	10	11	30	37

Total interest expense	3,882	2,435	9,998	6,564
Net interest income	15,707	13,584	45,598	37,019
Provision for loan losses	150	300	750	300

Net interest income after provision for loan losses	15,557	13,284	44,848	36,719

Noninterest income:
Service charges on deposit accounts	2,600	2,490	7,416	6,833
Gain on sale of loans	804	636	2,153	1,723
Bank owned life insurance	316	323	948	951
Other income	1,211	728	3,286	2,297

Total noninterest income	4,931	4,177	13,803	11,804

Noninterest expenses:
Salaries and employee benefits	7,297	6,491	21,614	17,587
Net occupancy and equipment expense	2,322	1,983	6,628	5,654
Amortization of intangible assets	824	778	2,471	2,035
Advertising	330	204	864	591
Professional fees	326	276	1,017	806
Communication expense	300	267	856	718
Data processing expense	203	202	622	575
Supplies	166	225	587	589
Merger expenses	19	284	59	285
Net (gain) costs applicable to other real estate and other repossessed assets	(6)	8	23	173
Other expenses	2,244	2,020	6,378	5,372

Total noninterest expenses	14,025	12,738	41,119	34,385

Income before income taxes	6,463	4,723	17,532	14,138
Income tax expense	2,085	1,387	5,857	4,579

Net income	$4,378	$3,336	$11,675	$9,559

Basic income per share	$0.43	$0.34	$1.16	$1.02
Diluted income per share	$0.42	$0.33	$1.14	$1.00

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Change in Shareholders’ Equity

For the nine months ended September 30, 2005 and the year ended December 31, 2004

(In thousands, except number of shares)

(Unaudited)

					Accumulated
			Additional		Retained	Other
	Common Stock		Paid-in	Subscription	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Receivable	(Deficit)	Income (Loss)	Shares	Amount	Total
Balance January 1, 2004	9,517,725	$9,518	$122,400	—	$(5,796)	$2,488	(416,841)	$(7,362)	$121,248
Comprehensive income:
Net income	—	—	—	—	13,355	—	—	—	13,355
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	—	(2,184)	—	—	(2,184)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	—	—
Total comprehensive income									11,171
Sale of treasury stock	—	—	—	—	—	—	378,732	6,714	6,714
Issuance of new stock	521,268	521	10,628		—	—	—	—	11,149
Warrants exercised	—	—	—	—	(77)	—	38,109	648	571
Stock option award expense	—	—	236	—	—	—	—	—	236
Stock option exercised	8,467	9	130	—	—	—	—	—	139
Stock issued for directors’ fees	7,122	7	125	—	—	—	—	—	132
Balance December 31, 2004	10,054,582	$10,055	$133,519		$7,482	$304	—	$—	$151,360
Net income	—	—	—	—	11,675	—	—	—	11,675
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	—	(980)	—	—	(980)
Reclassification adjustment for gains included in net income	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income									10,694
Issuance of new stock	1,907,692	1,908	42,986	—	—	—	—	—	44,894
Subscriptions receivable	—	—	—	(46,128)	—	—	—	—	(46,128)
Stock option award expense	—	—	362	—	—	—	—	—	362
Stock options exercised	8,833	8	145	—	—	—	—	—	153
Balance, September 30, 2005	11,971,107	$11,971	$177,012	$(46,128)	$19,157	$(677)	—	$—	$161,335

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine-Months Ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$11,675	$9,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	300
Depreciation and amortization	4,744	4,140
Stock compensation expense	362	115
Loans originated for sale	(93,420)	(74,177)
Proceeds from sales of loans held-for-sale	97,194	75,708
Gain on sale of loans	(2,153)	(1,723)
Gain on sale of premise and equipment	—	(15)
Net (gain) loss on sale of other real estate and repossessed assets	(55)	19
Deferred income tax benefit	(862)	(704)
Write-down of premises and equipment	80	20
Net amortization of premium on securities	492	852
Net gain on sale of securities	(1)	—
Net change in other assets and liabilities	1,597	1,606
Net cash provided by operating activities	20,403	15,700
Investing Activities:
Purchases of securities available-for-sale	(7,966)	(105,817)
Purchases of Federal Reserve Bank stock and other investments	(91)	(76)
Proceeds from maturities and calls of securities available-for-sale	40,062	162,741
Proceeds from maturities and calls of Federal Reserve Bank stock & other investments	413	—
Acquisition, net of cash acquired from Mercantile	—	(16,410)
Net increase in loans held for investment	(30,393)	(50,435)
Proceeds from sale of premises and equipment	312	1,478
Proceeds from sales of other real estate and other repossessed assets	1,259	941
Purchases of premises and equipment	(4,435)	(4,264)
Purchases of bank-owned life insurance	—	(300)
Net cash used in investing activities	(839)	(12,142)
Financing Activities:
Net increase in deposits	24,382	11,853
Proceeds from issuance of common stock	—	18,435
Net proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	10,000
Stock issued through exercise of stock options & warrants	153	57
Net increase in federal funds purchased and securities sold under agreement to repurchase	8,940	1,263
Initial public offering issuance costs	(334)	—
Principal payments on Federal Home Loan Bank notes	(89)	(85)
Net Cash provided by financing activities	33,052	41,523
Net increase in cash and cash equivalents	52,616	45,081
Cash and cash equivalents at beginning of period	89,467	61,559
Cash and cash equivalents at end of period	$142,083	$106,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,631	$6,532
Income taxes paid	5,248	4,871
Noncash transactions:
Transfer of loans to other real estate owned, net	1,120	1,481

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.             Nature of Operations and Basis of Presentation

State National Bancshares, Inc. (the “Company” or “SNBI”) is a bank holding company headquartered in Fort Worth, Texas, offering a broad range of financial products and services primarily through the Company’s main subsidiary, State National Bank (the “Bank”), a national banking association.  At September 30, 2005, the Bank operated 38 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa), and Rio Grande (El Paso, Texas and Southern New Mexico). As a financial holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to supervision and regulation by the Board of Governors of the Federal Reserve System.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  These statements are, in the opinion of management, a fair presentation of the financial position and results for the periods presented. These financial statements are unaudited but, in the opinion of management, reflect all necessary adjustments, including usual recurring adjustments, for a fair presentation of such financial statements.

The presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods.  These estimates are based on information available as of the date of the consolidated financial statements.  Therefore, actual results could differ from those estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004, which we included in our Registration Statement on Form S-1 filed on July 21, 2005, as amended. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.             Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The computation of earnings per share is presented below:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Reported net income	$4,378	$3,336	$11,675	$9,559
Add: Stock-based employee compensation expense included in reported net income, net of tax	78	56	235	75
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(81)	(61)	(247)	(89)
Pro forma net income	4,375	3,331	11,663	9,545
Earning per share:
Basic – as reported	$0.43	$0.34	$1.16	$1.02
Basic – pro forma	$0.43	$0.34	$1.16	$1.02

Diluted – as reported	$0.42	$0.33	$1.14	$1.00
Diluted – pro forma	$0.42	$0.33	$1.14	$1.00

3.             Adoption of Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123.  An entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value.  Under the SEC’s rule, approved on April 2005, SFAS No. 123 (R) will be effective for public entities that do not file as small business issuers for annual periods that begin after June 15, 2005.  SNBI intends to implement SFAS 123R on January 1, 2006 and its adoption is not anticipated to have a material impact on SNBI’s consolidated financial position, results of operations or cash flows.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes. Under the current regulatory criteria, our Tier 1 capital ratio is 11.74%.  However, under the new Federal Reserve’s proposed rules effective March 31, 2009, our Tier 1 capital ratio would be 10.33%. Under the proposed rules, we would still exceed the regulatory required minimum capital ratios to qualify as “well-capitalized” under the capital adequacy guidelines for bank holding companies.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on the application of Issue 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The EITF reached a consensus that the leasehold improvements acquired through a business combination or purchased subsequent to the lease inception should be amortized over the lesser of the useful life of the leasehold improvements or the period of the lease, which should include all the renewal periods that are reasonably assured of exercise at the time of acquisition.  The amortization period requirements described in this issue were effective for leasehold improvements acquired or purchased in reporting periods beginning after June 29, 2005.  However, the EITF has addressed the FASB staff to further develop a separate issue for consideration of whether the amortization period for a leasehold improvement should be reevaluated after the initial determination of the amortization period.

4.             Initial Public Offering

On September 30, 2005, SNBI completed an initial public offering of 1,907,692 shares of common stock at the initial offering price of $26 per share. The proceeds received after the underwriters’ discounts and commissions but before expenses related to the offering were $46.1 million. All of the proceeds from the offering, net of estimated issuance costs of $1.2 million, were used to fund a portion of the purchase price of Heritage Financial Corporation, which the Company acquired on October 6, 2005.

Because the initial public offering occurred on September 30, 2005 and proceeds from the underwriters’ were received on October 5, 2005, SNBI recorded the stock issuance as of September 30, 2005 and recorded a receivable as a contra account in the equity section of its balance sheet in the amount of $46.1 million.

5.             Subsequent Events

On October 6, 2005, SNBI completed the acquisition of Heritage Financial Corporation and its wholly owned subsidiary bank, Heritage National Bank. The aggregate purchase price for all of the capital stock of Heritage Financial Corporation was $53.5 million. The acquisition of Heritage National Bank added four banking centers located in Granbury, Benbrook, Crowley and Fort Worth, Texas to State National Bank’s network of banking centers. As of September 30, 2005, Heritage National Bank had total assets of $225.7 million, total deposits of $198.6 million, net loans of $105.0 million, and stockholders’ equity of $15.5 million.

6.             Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  The Bank, as a national bank, is subject to the dividend restrictions set forth in the National Bank Act of 1864 and the regulations and policies of the Office of the Comptroller of the Currency, or the OCC. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (Leverage) (as defined).  Management believes, as of September 30, 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the OCC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 Leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2005 are also presented in the table.

At September 30, 2005 and December 31, 2004, required and actual regulatory capital amounts and ratios for SNBI are as follow:

			Minimum	Well-
	September 30,	December 31,	Capital	Capitalized
	2005	2004	Ratios	Ratios
	(Dollars in Thousands)
Tier 1 capital	$125,902	$113,536
Total capital	137,522	124,919
Total risk-weighted assets	1,072,330	1,042,935
Adjusted quarterly average assets	1,297,230	1,287,094

Capital ratios:
Leverage ratio	9.71%	8.82%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.74	10.89	4.00	6.00
Total capital to risk-weighted assets	12.82	11.98	8.00	10.00

The minimum capital ratios as determined by the regulators for well-capitalized banks and State National Bank’s actual capital ratios at September 30, 2005 were as follows:

	Minimum Ratios for	Actual Ratios at
	Well-Capitalized Banks	September 30, 2005

Leverage ratio	5.00%	8.41%
Tier 1 capital to risk-weighted assets	6.00	10.19
Total capital to risk-weighted assets	10.00	11.27

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents management’s analysis of our results of operations for the three months and nine months ended September 30, 2005 and 2004 and our financial condition as of December 31, 2004 and September 30, 2005.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed in our Registration Statement on Form S-1 filed on July 21, 2005, as amended, including the following:

•      if a significant number of our clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

•      our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

•      the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations;

•      adverse changes in domestic or global economic conditions could have a material adverse effect on our business, growth, and profitability;

•      we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•      maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•      significant reliance on loans secured by real estate may increase our vulnerability to downturns in the real estate market and other variables impacting the value of real estate;

•      if we fail to retain our key employees, growth and profitability could be adversely affected;

•      we may be unable to manage our future growth;

•      increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•      our directors and executive officers beneficially own a significant portion of our outstanding common stock;

•      we face substantial competition in our primary market area;

These factors and the risk factors identified in our Registration Statement on Form S-1 filed on July 21, 2005, as amended, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a registered bank holding company headquartered in Fort Worth, Texas, offering a broad array of financial services through our wholly owned banking subsidiary, State National Bank. As of September 30, 2005, we had, on a consolidated basis, total assets of $1.4 billion, net loans of $954.9 million, total deposits of $1.2 billion, and stockholders’ equity of $161.3 million, and operate through a network of 38 banking centers located throughout Texas and New Mexico. On July 30, 2004, we acquired all of the capital stock of Mercantile Bank, a commercial bank headquartered in Fort Worth, Texas with approximately $215.7 million in total assets as of July 30, 2004.

As a bank holding company, we generate most of our revenue from interest on loans and investments, service charges, and gains on the sale of loans. Our primary source of funding for our loans is deposits we hold in our subsidiary bank. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk-based capital ratios. We also measure our performance by our efficiency ratio, which is calculated by dividing noninterest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and noninterest income.

Our consolidated financial statements for the three and nine month periods ended September 30, 2005, and 2004 and the fiscal year ended December 31, 2004 include the results of operations for each of our wholly owned subsidiaries: State National Bank, TWOENC, Inc., State National Properties, LLC and State National Bancshares of Delaware. Our statutory trust subsidiaries are special purpose vehicles that were used to issue trust preferred securities. It should be noted, however, that in December 2003, the FASB issued a revision to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, that required the deconsolidation of certain “variable interest entities,” such as our statutory trust subsidiaries. Effective December 31, 2003, we adopted the provisions of FIN No. 46R, requiring the deconsolidation of these trusts. As a result, our statutory trusts are no longer consolidated with us or State National Bank.

Since 2000, we have raised approximately $48.5 million through the issuance of junior subordinated debentures in connection with our trust preferred securities issuances, which we have applied to achieve and maintain our status as a well-capitalized institution, to sustain our continued loan growth and to finance acquisitions.

Critical Accounting Policies

We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. We deem a policy critical if (1) the accounting estimate required us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (2) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination.  The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan portfolio.  Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received.  The allowance for loan losses amounted to $11.6 million and $11.4 million as of September 30, 2005 and December 31, 2004, respectively.  Losses charged to the allowance amounted to $1.5 million for the nine months ended September 30, 2005 compared to $1.0 million for the same period in 2004.  Recoveries were credited to the allowance in the amounts of $977,000 and $721,000 for those same periods, respectively.

We follow a consistent procedural discipline and account for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.

To mitigate any difference between estimates and actual results relative to the calculation of the allowance for loan losses, our loan review department is specifically charged with reviewing monthly delinquency reports to determine if additional reserves are necessary.  Delinquency reports and analysis of the allowance for loan losses are also provided to senior management and the Board of Directors on a monthly basis.

The loan review department evaluates significant changes in delinquency with regard to a particular loan portfolio to determine the potential for continuing trends, and loss projections are estimated and adjustments are made to the historical loss factor applied to that portfolio in connection with the calculation of loss reserves.  Portfolio performance is also monitored through the monthly calculation of the percentage of non-performing loans to the total portfolio outstanding.  A significant change in this percentage may trigger a review of the portfolio and eventually lead to additional reserves.  We also track the ratio of net charge-offs to total portfolio outstanding.

We classify loans as nonperforming when they become 90 days past due.  Nonperforming loans amounted to $5.2 million and $7.0 million as of September 30, 2005 and December 31, 2004, respectively.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis.  Any resulting loss is charged to the allowance for loan losses.  An appraisal of other real estate properties and valuations of repossessed assets is made periodically after acquisition, and comparison between the appraised value and the carrying value is performed.  Additional declines in value after acquisition, if any, are charged to current operations.  OREO and repossessed assets amounted to $1.9 million and $2.0 million as of September 30, 2005 and December 31, 2004, respectively.

Results of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loans and investment securities portfolio, and interest expense, principally on customer deposits and borrowings.  Net interest income is our principal source of earnings.  Changes in net interest income result from changes in volume, spread and margin.  Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income increased 15.6%, or $2.1 million, to $15.7 million and by 23.2%, or $8.6 million, to $45.6 million in the third quarter and nine months ended September 30, 2005, respectively, from $13.6 million and $37.0 million in the same periods of 2004. These increases resulted primarily from higher volumes in our loan portfolio due to organic growth and the increase in interest rates due to the prime rate increasing.

Total interest income for the third quarter of 2005 was $19.6 million, compared to $16.0 million for the same period in 2004.  Total interest income for the nine months ended September 30, 2005 was $55.6 million, compared to total interest income of $43.6 million for the same period in 2004.  These increases were due to the combined effect of increases in average interest-earning assets and increased yields resulting from higher interest rates during 2005.  Average interest-earning assets for the three months and nine months ended September 30, 2005 increased to $1.162 billion and $1.141 billion, respectively, compared to $1.135 billion and $1.035 billion for the same periods in 2004.

Total interest expense was $3.9 million for the third quarter ended September 30, 2005, compared to $2.4 million for the same quarter in 2004.  Total interest expense for the nine months ended September 30, 2005 was $10.0 million, compared to total interest expense of $6.6 million for the same period in 2004.  These increases resulted primarily from the combination of increased deposit balances due to our acquisition of Mercantile, higher rates paid on interest-bearing deposits and higher rates on subordinated notes payable during 2005.  Average interest-bearing liabilities for the quarter ended September 30, 2005 decreased to $793.2 million compared to $837.3 million for the third quarter of 2004. Average interest-bearing liabilities increased to $790.4 million for the nine months ended September 30, 2005, as compared to $762.6 million for the same period in 2004.

Net interest margin on a fully taxable equivalent basis increased to 5.41% and 5.33% for the third quarter and nine months ended September 30, 2005, as compared to 4.79% and 4.78% for the same periods in 2004, respectively.  Net interest spread on a fully taxable equivalent basis increased to 4.79% and 4.81% for the third quarter and nine months ended September 30, 2005, as compared to 4.49% and 4.47% for the same periods in 2004.

The following tables, for the periods indicated, present our average balance sheets and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis, and the average rates earned or paid on each major category. This analysis details the contribution of our interest-earning assets and the overall impact of the cost of funds on our net interest income.

	Three Months Ended September 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans, net of unearned income	$963,379	$17,728	7.36%	$871,952	$14,015	6.43%
Securities	130,028	1,288	3.96	179,927	1,752	3.89
Time deposits in other banks	13,591	127	3.74	23,474	116	1.98
Fed funds sold	54,786	457	3.34	59,594	151	1.01
Total interest-earning assets	1,161784	19,600	6.75%	1,134,947	16,034	5.65%

Noninterest-earning assets:
Cash and due from banks	62,622			59,560
Intangible assets	84,175			66,716
Premises and equipment, net	35,835			28,471
Accrued interest receivable and other assets	46,713			44,557
Allowance for loan losses	(11,627)			(11,524)
Total noninterest-earning assets	217,718			187,780
TOTAL ASSETS	$1,379,502			$1,322,727

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$443,542	$1,104	1.00%	$470,978	$581	0.49%
Time deposits	277,956	1,758	2.53	296,715	1,195	1.61
Fed funds purchased and securities sold under agreement to repurchase	23,869	178	2.98	23,600	52	0.88
Junior subordinated debentures	47,000	832	7.08	45,023	596	5.30
Notes payable	823	10	4.86	937	11	4.70
Total interest-bearing liabilities	793,190	3,882	1.96%	837,253	2,435	1.16%

Noninterest-bearing liabilities:
Demand deposits	412,567			332,183
Accrued interest payable and other liabilities	12,412			12,678
Total noninterest-bearing liabilities	424,979			344,861
TOTAL LIABILITIES	1,218,169			1,182,114
STOCKHOLDERS’ EQUITY	161,333			140,613
TOTAL LIABILITIES AND STOCKHOLDERS’S EQUITY	$1,379,502			$1,322,727
Net interest income		$15,718			$13,599
Net interest spread(2)			4.79%			4.49%
Net interest margin(3)			5.41%			4.79%

(1)   Yields on tax-exempt securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.

(2)   Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)   Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans, net of unearned income	$958,497	$50,519	7.03%	$787,256	$37,463	6.34%
Securities	139,414	4,140	3.96	200,993	5,766	3.82
Time deposits in other banks	10,807	237	2.92	15,020	131	1.16
Fed funds sold	32,302	740	3.05	31,362	262	1.11
Total interest-earning assets	1,141,020	55,636	6.50%	1,034,631	43,622	5.62%

Noninterest-earning assets:
Cash and due from banks	61,594			50,932
Intangible assets	85,007			56,150
Premises and equipment, net	34,921			26,199
Accrued interest receivable and other assets	46,233			40,355
Allowance for loan losses	(11,511)			(10,562)
Total noninterest-earning assets	216,244			163,074
TOTAL ASSETS	$1,357,264			$1,197,705

LIABILITIES AND STOCKHOLDER”S EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$444,520	$2,768	0.83%	$402,638	$1,273	0.42%
Time deposits	277,072	4,499	2.17	293,459	3,568	1.62
Fed funds purchased and securities sold under agreement to repurchase	20,919	387	2.47	21,954	99	0.60
Junior subordinated debentures	47,000	2,314	6.56	43,563	1,587	5.10
Notes payable	851	30	4.70	967	37	4.86
Total interest-bearing liabilities	790,362	9,998	1.69%	762,581	6,564	1.15%

Noninterest-bearing liabilities:
Demand deposits	399,425			295,879
Accrued interest payable and other liabilities	9,544			8,816
Total noninterest-bearing liabilities	408,969			304,695
TOTAL LIABILITIES	1,199,331			1,067,276
STOCKHOLDER”S EQUITY	157,933			130,429
TOTAL LIABILITIES AND STOCKHOLDERS’S EQUITY	$1,357,264			$1,197,705
Net interest income		$45,638			$37,058
Net interest spread(2)			4.81%			4.47%
Net interest margin(3)			5.33%			4.78%

(1)   Yields on tax-exempt securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.

(2)   Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)   Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate) on a fully taxable equivalent basis.  All changes in interest owed and paid for interest-earning assets and interest-bearing liabilities are attributable to either volume or rate.  The impact of changes in the mix of interest-earning assets and interest-bearing liabilities is reflected in our net interest income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 Over 2004			2005 Over 2004
	Increases/(Decreases)			Increases/(Decreases)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Loans, net of unearned income	$1,470	$2,243	$3,713	$8,149	$4,907	$13,056
Securities	(487)	23	(464)	(1,766)	140	(1,626)
Time deposits in other banks	(49)	60	11	(37)	143	106
Fed funds sold	(12)	318	306	8	470	478
Total interest income	922	2,644	3,567	6,354	5,660	12,014

INTEREST-BEARING LIABILITIES:
Demand, savings and money market deposits	(34)	557	523	132	1,363	1,495
Time deposits	(76)	639	563	(199)	1,130	931
Fed funds purchased and securities sold under agreement to repurchase	1	125	126	(5)	293	288
Junior subordinated debentures	26	210	236	125	602	727
Notes Payable	(1)	0	(1)	(4)	(3)	(7)
Total interest expense	(84)	1,531	1,447	49	3,385	3,434
Increase in net interest income	$1,006	$1,113	$2,119	$6,305	$2,275	$8,580

Provision for Loan Losses

The amount of our provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. As discussed above, during these evaluations, we consider various factors. For additional information concerning the factors considered in these evaluations, see “Executive Overview-Critical Accounting Policies- Loans and Allowances for Loan Losses.”

Our provision for loan losses for the nine months ended September 30, 2005 and 2004 were $750,000 and $300,000, respectively. We did not record a provision for the first six months of 2004, due to the improved loan quality and recoveries that were received during the prior year, which exceeded management’s expectation.

Noninterest Income

Our noninterest income for the third quarter and nine months ended September 30, 2005 was $4.9 million and $13.8 million, respectively, representing an 18.1% and 16.9% increase, respectively, from $4.2 million and $11.8 million for the same periods in 2004. Annualized noninterest income for the nine months ended September 30, 2005 and 2004 represented approximately 1.4% and 1.3%, respectively, of our average assets for the same periods. Additionally, noninterest income represented approximately 19.9% and 21.3% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 52.7% and 59.6% of our total noninterest income for the third quarter of 2005 and 2004, respectively. This income source increased to $4.9 million in the third quarter of 2005 from $4.2 million in the third quarter of 2004 and to $13.8 million in the nine months ended September 30, 2005 from $11.8 million in the nine months ended September 30, 2004. These increases were primarily due to an increase in our number of transactional and savings accounts resulting from our acquisition of Mercantile Bank. We periodically review service charge rates in an effort to maximize service charge income while maintaining a competitive position.

Gain on sale of loans was the second largest source of our noninterest income for the nine months ended September 30, 2005 and 2004, respectively. For the third quarter and nine months ended September 30, 2005, gain on sale of loans was $804,000 and $2.2 million, respectively, as compared to $636,000 and $1.7 million for the same periods in 2004. Income from gain on sale of loans as a percentage of total noninterest income was 16.3% and 15.2% for the third quarter of 2005 and 2004, respectively. This source of noninterest income is derived primarily from the origination and subsequent sale of mortgage loans. The origination of these loans is primarily from two sources, the purchase of new homes as well as the refinancing of existing home loans. The increase in our gain on sale of loans from 2004 to 2005 is attributable to the expansion of our mortgage origination activities in the Tarrant County market. We hedge our interest rate risk by selling our mortgage loans on a “best efforts” basis to secondary mortgage buyers at the time the rate is locked, which in effect eliminates most of the risk at the time of the sale.

Other income for the third quarter and nine months ended September 30, 2005 was $1.2 million and $3.3 million, respectively, as compared with $728,000 and $2.3 million for the same periods in 2004. The $988,000 increase in other income for the nine month period ended September 30, 2005 compared to the same period in 2004 was due, in part, to a $283,000 gain recorded due to the sale of Pulse Network to Discover Financial Services on January 31, 2005 in which we had a shared interest based on network usage. The sales proceeds were allocated to the network members based on network usage. There was not an effect on any sharing arrangements with the ATM network in the form of fees or services.

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
	2005		2004
	Amount	%	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$2,600	52.7%	$2,490	59.6%
Gain on sale of loans	804	16.3	636	15.2
Bank owned life insurance	316	6.4	323	7.8
Other	1,211	24.6	728	17.4

Total noninterest income	$4,931	100%	$4,177	100%

	Nine Months Ended September 30,
	2005		2004
	Amount	%	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$7,416	53.7%	$6,833	57.9%
Gain on sale of loans	2,153	15.6	1,723	14.6
Bank owned life insurance	948	6.9	951	8.0
Net realized gain on sale of securities	1	—	—	—
Other	3,285	23.8	2,297	19.5

Total noninterest income	$13,803	100.0%	$11,804	100.0%

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,
	2005		2004
	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and Employee Benefits:
Salaries	$6,066	43.3%	$5,432	42.6%
Medical and other benefits	577	4.1	500	3.9
Pension	273	1.9	214	1.7
Payroll taxes	381	2.7	345	2.7
Total salaries and employee benefits	7,297	52.0	6,491	50.9
Net occupancy and equipment expense	2,322	16.6	1,983	15.6
Amortization of intangibles	824	5.9	778	6.1
Advertising	330	2.3	204	1.6
Professional fees	326	2.3	276	2.2
Communication expense	300	2.1	267	2.1
Courier	221	1.6	179	1.4
Data processing	203	1.5	202	1.6
Postage	185	1.3	176	1.4
Supplies	166	1.2	225	1.8
Merger expenses	19	0.1	284	2.2
Net (gain) costs applicable to other real estate and repossessed assets	(6)	0.0	8	0.0
Other	1,838	13.1	1,665	13.1

Total noninterest expense	$14,025	100.0%	$12,738	100.0%

	Nine Months Ended September 30,
	2005		2004
	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and Employee Benefits:
Salaries	17,834	43.4%	$14,534	42.3%
Medical and other benefits	1,692	4.1	1,394	4.0
Pension	800	2.0	607	1.8
Payroll taxes	1,288	3.1	1,052	3.1
Total salaries and employee benefits	21,614	52.6	17,587	51.2

Net occupancy and equipment expense	6,628	16.1	5,654	16.4
Amortization of intangibles	2,471	6.0	2,035	5.9
Advertising	864	2.1	591	1.7
Professional fees	1,017	2.5	806	2.4
Communication expense	856	2.1	718	2.1
Courier	620	1.5	570	1.7
Data processing	622	1.5	575	1.7
Postage	517	1.3	489	1.4
Supplies	587	1.4	589	1.7
Merger expenses	59	0.1	285	0.8
Net costs applicable to other real estate and repossessed assets	23	0.1	173	0.5
Other	5,241	12.7	4,313	12.5

Total noninterest expense	$41,119	100.0%	$34,385	100.0%

Our total noninterest expense increased to $14.0 million and $41.1 million in the third quarter and the nine months ended September 30, 2005, compared to $12.7 million and $34.4 million for the same periods in 2004, representing an increase of 10.1% and 19.6%, respectively.  These increases can be attributed to expanded personnel, professional fees, occupancy costs, and other operating expense associated with our business growth, in part due to our acquisition of Mercantile Bank in July 2004.  The efficiency ratio was 63.93% for the third quarter of 2005, as compared to 67.28% for the same quarter in 2004, and 65.02% for the nine months ended September 30, 2005, as compared to 66.21% for same period in 2004.  The efficiency ratio is determined by dividing total noninterest expense, less amortization of intangibles, by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

Salaries and employee benefits totaled $7.3 million and $21.6 million for the third quarter and nine months ended September 30, 2005, compared to $6.5 million and $17.6 million for the same periods in 2004, representing an increase of 12.4% and 22.9%, respectively, for the comparable periods.  The increase is primarily due to the addition of Mercantile employees.

Occupancy and equipment expenses totaled $2.3 million and $6.6 million for the third quarter and nine months ended September 30, 2005, respectively, compared to $2.0 million and $5.7 million for the same periods in 2004.  This represented an increase of 17.1% and 17.2% for the third quarter and nine months ended September 30, 2005, respectively, from the comparable prior year periods.  These cost increases are attributable primarily to the expansion and construction of new branches, as well as the acquisition of Mercantile in July 2004.

Professional fees were $326,000 and $276,000, or 2.3% and 2.2% of total noninterest expenses, for the third quarter of 2005 and 2004, respectively.  For the nine months ended September 30, 2005, these expenses increased to $1.0 million from $806,000 for the same period in 2004.  This increase is attributable primarily to the growth of our business and also to legal, audit, consulting and professional fees related to becoming a publicly-traded company.

Advertising expenses were $330,000 and $204,000, or 2.4% and 1.6% of total noninterest expenses, for the third quarter of 2005 and 2004. For the nine months ended September 30, 2005, these expenses increased to $864,000, or 2.1% of total noninterest expenses, from $591,000, or 1.7% of total noninterest expenses, for the comparable period in 2004.

Merger expenses were $19,000 and $284,000 for the third quarter of 2005 and 2004, respectively. The expenses in 2005 were attributable to the initial cost associated with the Heritage acquisition which occurred on October 6, 2005 and the 2004 expenses were due to the Mercantile acquisition which occurred July 30, 2004.

Net costs applicable to other real estate and other repossessed assets consist of expense associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets and the write-down of the carrying value of the assets. We recorded net revenues of $6,000 for the third quarter of 2005 and net cost of $8,000 for the same period in 2004.  These expenses decreased to $23,000 for the nine months ended September 30, 2005 from $173,000 for the comparable period in 2004.  In 2004, a reserve for loss on sale of OREO in the amount of $142,000 was recorded due to a decrease in fair market value based on periodic evaluations.  Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan losses.  These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Other noninterest expenses also increased for the third quarter and nine months ended September 30, 2005 compared to the same periods in 2004.  This increase was primarily due to our asset growth.  Due in part to management’s commitment to overhead control, these noninterest expense increases were outpaced by our revenue growth rate.

Provision for Income Taxes

Income tax expense increased $698,000 to $2.1 million for the quarter ended September 30, 2005 compared with $1.4 million for the same period in 2004. For the nine months ended September 30, 2005, income tax expense totaled $5.9 million, an increase of $1.3 million, or 27.9%, compared with $4.6 million for the same period in 2004. Both increases were primarily attributable to higher pretax earnings for the quarter and nine months ended September 30, 2005 when compared to the respective periods in 2004. Our effective tax rate for the nine months ended September 30, 2005 was 33.41% and 32.39% for the same period in 2004.

Financial Condition as of September 30, 2005 and December 31, 2004

Our total assets as of September 30, 2005 were $1.4 billion, compared to $1.4 billion as of December 31, 2004.  Total deposits increased to $1.2 billion as of September 30, 2005, compared to $1.1 billion as of December 31, 2004.

As of September 30, 2005, our stockholders’ equity was $161.3 million, compared to $151.4 million as of December 31, 2004.  The increase was primarily due to earnings from operations, less the change in other comprehensive income and the issuance cost of 1,907,692 shares of common stock in our initial public offering on September 30, 2005.  The initial public offering, together with stock options exercised, increased our shares of common stock from 10,054,582 as of December 31, 2004 to 11,971,107 as of September 30, 2005. The issuance of these shares increased additional paid-in capital to $177.0 million as of September 30, 2005 from $133.5 million as of December 31, 2004. Due to the timing of the initial public offering, the net proceeds from the offering ($46.1 million) were not received until October 5, 2005. This required us to record a subscription receivable as of September 30, 2005 for $46.1 million which was netted against shareholders’ equity.

Investment Securities

Our investment portfolio primarily serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy implemented by our Asset/Liability Management Committee.  Our investment policy is reviewed annually by our Board of Directors.  Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and our interest rate risk management objectives.  Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting our anticipated funding needs.

Our investment portfolio consists of securities that are classified as “available-for-sale” and securities we intend to hold until maturity, or “held-to-maturity securities.”  The carrying values of our available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
September 30, 2005:
U.S. treasury securities	$7,083	$7,018	$—	$—	$7,083	$7,018
U.S. government agencies obligations	61,131	60,899	—	—	61,131	60,899
Collateralized mortgage obligations	185	187	—	—	185	187
Mortgage-backed securities	45,985	45,218	—	—	45,985	45,218
State and municipal obligations	2,219	2,246	—	—	2,219	2,246
Federal Reserve Bank stock and other investments	1,390	1,390	7,941	8,623	9,331	10,013

Total	$117,993	$116,958	$7,941	$8,623	$125,934	$125,581

December 31, 2004:
U.S. treasury securities	$7,270	$7,228	$—	$—	$7,270	$7,228
U.S. government agencies obligations	76,647	77,421	—	—	76,647	77,421
Collateralized mortgage obligations	1,398	1,396	—	—	1,398	1,396
Mortgage-backed securities	60,837	60,501	—	—	60,837	60,501
State and municipal obligations	3,034	3,101	—	—	3,034	3,101
Federal Reserve Bank stock and other investments	1,361	1,361	8,306	8,306	9,667	9,667

Total	$150,547	$151,008	$8,306	$8,306	$158,853	$159,314

Our investment portfolio decreased by approximately $34.4 million to $124.9 million as of September 30, 2005 from $159.3 million as of December 31, 2004.  This decrease was primarily due to the net effect of increasing loan demand and liquidity needs.  Due to our increasing loan demand, securities that were paydowns or matured were used to provide funding for loans. In anticipation of the Heritage acquisition, management decided to build our liquidity position.

Investment Portfolio — Maturity and Yields

The estimated fair value of our securities portfolio at September 30, 2005 is presented below by contractual maturity:

	As of September 30, 2005
			After one but		After Five but
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments Available-for-Sale(1)(2):
U.S. treasury obligations	$3,073	2.15%	$3,945	3.53%	$—	—	$—	—	$7,018	2.92%
U.S. government agencies obligations	7,749	5.78	53,150	3.78	—	—	—	—	60,899	4.04
Mortgage-backed securities and collateralized mortgage obligations(3)	390	5.17	44,145	3.91	867	4.82	3	5.25	45,405	3.94
State and municipal obligations	1,053	3.62	1,071	4.25	—	—	122	5.50	2,246	4.02
Other Securities	—		—		—		1,390	3.34	1,390	3.34

Total investments available-for-sale	12,265	4.67%	102,311	3.83%	867	4.82%	1,515	3.52%	116,958	3.92%

Other Investments:
Federal Reserve Bank stock and other investments	—		—		—		7,941	5.14	7,941	5.14
Total other investments	—		—		—		7.941	5.14	7.941	5.14
Total investments	$12,265	4.67%	$102,311	3.83%	$867	4.82%	$9,456	4.88%	$124,899	4.00%

(1)     Based on estimated fair value.

(2)     The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)     Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Securities with carrying values of approximately $99,510,000 and $106,356,000 were pledged to secure certain deposits at September 30, 2005 and December 31, 2004, respectively.

The following table discloses gross unrealized losses and the related fair value of our investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position as of September 30, 2005:

	Available-for-Sale Securities
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Treasury/Agency (1)	$36,032	$483	$12,853	$256	$48,886	$739
Mortgage Backed (2)	11,796	162	29,053	639	40,849	801
Other	1,104	6	—	—	1,104	6
Total temporarily impaired securities	$48,932	$651	$41,906	$895	$90,838	$1,546

(1)           U.S. Treasury/Agency Debt Securities – The unrealized losses on investments in U.S. treasury and agency debt securities were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(2)           Mortgage-Backed Securities – The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).  It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Loans

Our loan portfolio consists of loans made to businesses, individuals, and farm and ranch operations located in our primary trade areas. Real estate loans represent loans primarily for residential construction, commercial non-owner-occupied and owner-occupied real estate.

The following table presents our loan balances by category as of the dates indicated:

	September 30, 2005		December 31, 2004
		Loan Category		Loan Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate – construction	$140,985	14.6%	$132,717	14.1%
Real estate – 1-4 family	92,586	9.6	94,427	10.1
Real estate – other	347,557	35.9	332,871	35.5
Commercial loans	264,036	27.3	260,923	27.8
Consumer loans	37,945	3.9	39,134	4.2
Agriculture and other loans	83,948	8.7	78,215	8.3

Total loans	$967,057	100.0%	$938,287	100.0%

Less: Unearned income	(496)		(503)
Total loans, net of unearned income	966,561		937,784

Less: Allowance for loan losses	(11,620)		(11,383)

Loans, net	$954,941		$926,401

As of September 30, 2005 our total loans, net of unearned income, were $966.6 million, an increase of $28.8 million, as compared to $937.8 million at December 31, 2004.  As of September 30, 2005, our real estate loans increased $21.1 million, commercial loans increased $3.1 million, consumer loans decreased $1.2 million and agriculture and other loans increased $5.7 million. The increase in our loan portfolio is primarily attributable to increased loan demand.  Our total loans, net of unearned income as a percentage of total assets was 69.2% as of September 30, 2005, compared with 69.4% at December 31, 2004.

Real estate loans, the largest component of our loan portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate.  Loans secured by real estate equaled $581.1 million and $560.0 million as of September 30, 2005 and December 31, 2004, respectively.  The percentage of our real estate secured loans in relation to our total loan portfolio, increased to 60.1% as of September 30, 2005, as compared to 59.7% at December 31, 2004.

Our commercial loans, the second largest component of our loan portfolio, typically have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets. Commercial loans increased to $264.0 million as of September 30, 2005 from $260.9 million as of December 31, 2004. Commercial loans as a percentage of total loans were 27.3% as of September 30, 2005, and 27.8% at the end of 2004.

Consumer loans have historically represented a small part of our total loan portfolio. Consumer loans decreased to $37.9 million as of September 30, 2005 from $39.1 million as of December 31, 2004.  Consumer loans as a percentage of total loans were 3.9% and 4.2% at September 30, 2005 and December 31, 2004.

Agriculture and other loans increased to $83.9 million as of September 30, 2005 from $78.2 million as of December 31, 2004. The increase in loan balance is primarily due to organic growth and seasonality. Agriculture and other loans as a percentage of total loans were 8.7% and 8.3% at September 30, 2005 and December 31, 2004, respectively

The following table presents the distribution of the maturity of our loans at September 30, 2005. The table also presents the portion of our loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

	As of September 30, 2005
	One Year	One to	Over	Total Carrying
	and Less	Five Years	Five Years	Value
	(Dollars in thousands)
Real estate – construction	$94,962	$33,045	$12,978	$140,985
Real estate – 1-4 family	19,569	50,709	22,308	92,586
Real estate – other	59,015	205,625	82,917	347,557
Commercial loans	143,994	88,495	31,547	264,036
Consumer loans	18,814	17,678	2,041	38,533
Agriculture and other loans	75,069	5,735	2,556	83,360

Total loans	$411,423	$401,287	$154,347	$967,057

With fixed interest rates	$99,202	$213,792	$43,225	$356,219
With variable interest rates	312,221	187,495	111,122	610,838

Total loans	$411,423	$401,287	$154,347	$967,057

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table lists nonaccrual, past due and restructured loans, and OREO and other repossessed assets as of the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$5,188	$6,926
Accruing loans past due over 90 days	—	68
Restructured loans	92	226
Other real estate	1,836	1,943
Other repossessed assets	15	9

Total nonperforming assets	$7,131	$9,172

Total nonperforming assets to total loans and other real estate owned	0.74%	0.98%

The nonperforming assets decreased $2.0 million to $7.1 million as of September 30, 2005 from $9.2 million as of December 31, 2004.  The ratio of nonperforming assets over total loans and OREO decreased to 0.74% as of September 30, 2005, from 0.98% as of December 31, 2004.

At September 30, 2005, loans identified as being impaired consisted of nonhomogeneous loans placed on nonaccrual status. We generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

As of September 30, 2005 and December 31, 2004, the average investment in loans that are considered to be impaired under SFAS No. 114 was approximately $6.1 million and $6.2 million, respectively. Included in these amounts at September 30, 2005 and December 31, 2004 was $5.2 million and $6.9 million, respectively, of impaired loans for which our related specific reserve for loan losses was approximately $1.0 million and $1.4 million, respectively. We had $2,963 and $38,000 of impaired loans at September 30, 2005 and December 31, 2004, respectively, that did not have a specific related reserve for loan losses.

Allowance for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan loss, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan losses.  Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.  As of September 30, 2005, the allowance for loan losses amounted to $11.6 million, or 1.20% of total loans, compared with $11.4 million, or 1.21% of total loans, at December 31, 2004.

The following table presents the activity in our allowance for loan losses for the nine months ended September 30, 2005 and the year ended December 31, 2004. The table also presents our average loan balances and certain pertinent ratios for the nine months ended September 30, 2005 and the year ended December 31, 2004.

	Nine months ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Analysis of allowance for loan losses:
Balance, beginning of period	$11,383	$10,026
Provision for loan losses	750	450
Loan loss reserves of acquired banks	—	2,410

Loans Charged-Off:
Real estate – construction	72	23
Real estate – 1-4 family	60	69
Real estate – other	—	222
Commercial loans	795	1,410
Loans to individuals	563	639
Agriculture and other loans	—	2
Total charge-offs	$1,490	$2,365

Recoveries of Loans Previously Charge-Off:
Real estate – construction	45	—
Real estate – 1-4 family	17	28
Real estate – other	9	12
Commercial loans	559	609
Loans to individuals	340	208
Agriculture and other loans	7	5
Total recoveries	977	862

Net loans charged-off	513	1,503

Balance, end of period	$11,620	$11,383

Average Loans Outstanding, Net of Unearned Income	$958,497	$825,981

Ratio of Net Loan Charge-Offs to Average Loans, Net of Unearned Income (1)	0.07%	0.18%

Ratio of Allowance for Possible Loan Losses to Total Loans, Net of Unearned Income	1.20%	1.21%

(1) Annualized as of September 30, 2005.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $35.6 million at September 30, 2005 and $33.9 million at December 31, 2004, an increase of $1.7 million.  We anticipate that acquisitions or expansion of our banking network will cause increases in future periods.

Deposits

Deposits are our primary source of funds.  The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended			Year Ended
	September 30, 2005			December 31, 2004
	Average	Percent of	Average	Average	Percent of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$399,425	35.6%	—%	$316,207	30.7%	—%
Interest-bearing demand, savings and money market deposits	444,520	39.7	0.83	420,091	40.8	0.44
Time deposits of less than $100,000	157,241	14.0	1.96	174,920	17.0	1.55
Time deposits of $100,000 or more	119,831	10.7	2.44	118,237	11.5	1.75

Total deposits	$1,121,017	100.0%	0.86%	$1,029,455	100.0%	0.64%

Total deposits at September 30, 2005 and December 31, 2004 were $1.2 billion and $1.1 billion, respectively, representing an increase of $24.4 million, or 2.2%, for the nine months ended September 30, 2005.  Average deposits for the nine months ended September 30, 2005 were $1.1 billion, as compared to $992 million for the same period in 2004.  These increases in average deposits during the nine months ended September 30, 2005 were attributable to our organic growth and the acquisition of Mercantile.

Total deposits as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Noninterest-bearing demand deposits	$428,795	$390,159
Interest-bearing deposits:
NOW & Money Market	378,627	381,395
Savings	62,648	68,956
Time deposits	280,706	285,884
Total Interest-bearing deposits:	721,981	736,235
Total Deposits	$1,150,776	$1,126,394

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicates:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Three months or less	$21,756	$39,482
Over three through six months	26,544	21,272
Over six through 12 months	34,039	29,917
Over 12 months	48,114	31,331
Total time deposits of $100,000 or more	$130,453	$122,002

Capital Resources and Capital Adequacy Requirements

Total shareholders’ equity was $161.3 million at September 30, 2005 compared with $151.4 million at December 31, 2004, an increase of $9.9 million, or 6.5%. The increase was due primarily to net earnings of $11.7 million.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the OCC, with respect to the Bank, has established certain minimum risk-based capital standards that apply to bank holding companies and national banks. As of September 30, 2005, our Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 11.74%, 12.82% and 9.71%, respectively. As of September 30, 20005, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 10.19%, 11.27% and 8.41%, respectively.

Liquidity Management

Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. Our liquidity needs have primarily been met by growth in core deposits and the issuance of junior subordinated debentures. Although access to purchased funds from correspondent banks is available, we do not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2005, we had cash and cash equivalents of $142.1 million compared with $89.5 million at December 31, 2004.

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2005
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years
	(Dollars in thousands)
FHLB advances	$122	$227	$155	$306
Junior subordinated debentures	—	—	—	48,461
Operating leases	1,279	2,178	1,560	924
Total	$1,401	$2,405	$1,715	$49,691

Aggregate contractual obligations above exclude the interest on our guaranteed preferred beneficial interests in our junior subordinated debentures.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters-of-credit, which involve varying degrees of credit risk in excess of the amount recognized in the consolidated statement of financial position.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

As of September 30, 2005 and December 31, 2004, we had commitments to extend credit of $247.6 million and $217.6 million, respectively.  We also had standby letters of credit of $16.3 million and $12.2 million at September 30, 2005 and December 31, 2004, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company manages market risk, which is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company and members from our Board of Directors, in accordance with policies approved by the Company’s Board of Directors.

The Company uses shock and simulation analysis to examine the potential effects of market changes on net interest income and market value. We consider macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk.  For additional information, refer to our Registration Statement on Form S-1 filed on July 21, 2005, as amended.  There has been no significant change in the types of market risks faced by the Company since June 30, 2005.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business.  Management believes, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect to such litigations and that any losses there from, whether or not insured, would not have a material adverse effect on the results of operations, financial position, or cash flows of the Company.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-126793) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $1.00 par value, effective on September 30, 2005. Keefe, Bruyette & Woods, Inc. acted as Lead Manager and Sole Bookrunner for the transaction and Sandler O’Neill & Partners, L.P. acted as co-manager.

Our initial public offering commenced on September 30, 2005. All 1,907,692 shares of common stock registered under the Registration Statement were sold by us and there were no selling shareholders in the offering. The offering did not terminate until after the sale of all of the securities registered by the Registration Statement.

The aggregate gross proceeds from the shares of common stock sold were $49.6 million. The aggregate net proceeds to us were $46.1 million after deducting $3.5 million in underwriters’ discounts and commissions but before expenses related to the offering were $46.1 million.  Net proceeds from the offering, net of estimated issuance costs of $1.2 million, were $44.9 million.  None of the expenses of the offering constituted direct or indirect payments to directors, officers, ten percent shareholders or affiliates of the Company.

All of the net proceeds from the offering were used to fund a portion of the purchase price of our acquisition of Heritage Financial Corporation on October 6, 2005.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE NATIONAL BANCSHARES, INC.

Date:	November 14, 2005	By:	/s/ Tom C. Nichols
Tom C. Nichols
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date:	November 14, 2005	By:	/s/ Don E. Cosby
Don E. Cosby
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer (Principal
Financial and Accounting Officer)