Form 10-K
period 2005-12-31
State National Bancshares, Inc.
filed 2006-03-29
CIK 1332626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51548
STATE NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2641879

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4500 Mercantile Plaza Drive, Suite 300, Fort Worth, TX 76137
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (817) 547-1150
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐	No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on March 22, 2006 was approximately $174.6 million based upon the last sales price reported for such date on the Nasdaq National Market. The registrant has elected to use March 22, 2006 as the calculation date, as on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held concern.
The registrant completed an initial public offering of its common stock on September 30, 2005.
The number of shares outstanding of the issuer’s Common Stock as of March 28, 2006, was 11,984,083 shares.
Documents Incorporated by Reference
Portions of State National Bancshares, Inc. Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2005, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

STATE NATIONAL BANCSHARES, INC.

i

PART I
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION
          Statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations and other factors discussed under the section entitled “Risk Factors,” in Part 1, Item 1A, and elsewhere in this Annual Report on Form 10-k, including the following:
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
ITEM 1. Business.
Overview
          We are a bank holding company, headquartered in Fort Worth, Texas, offering a broad range of financial products and services primarily through our main subsidiary, State National Bank, a national banking association. As of December 31, 2005, we had total assets of $1.7 billion, net loans of $1.1 billion, total deposits of $1.4 billion, and stockholders’ equity of $212.3 million. We also had over $262.2 million of trust and wealth assets under management as of December 31, 2005. We currently operate through a network of 42 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa), and Rio Grande (El Paso, Texas and Southern New Mexico).
          On September 29, 2005, we completed an initial public offering of 1,907,692 shares of common stock at the initial offering price of $26 per share. The proceeds received after the underwriters’ discounts and commissions but before expenses related to the offering were $46.1 million. All of the proceeds from the offering, net of issuance costs of $1.2 million, were used to fund a portion of the purchase price of Heritage Financial Corporation, which we acquired on October 6, 2005.
Organizational Structure
          We own 100% of the capital stock of State National Bancshares of Delaware, Inc. State National Bancshares of Delaware, Inc. owns 100% of the capital stock of State National Bank. As bank holding companies, we and State National Bancshares of Delaware, Inc. are subject to regulation by the Federal Reserve Board in accordance with the requirements set forth in the Bank Holding Company Act, and by the rules and regulations promulgated there under by the Federal Reserve Board. See “Supervision and Regulation” for further information.
History and Management Team
          In 1996, our Chairman, President and Chief Executive Officer, Tom C. Nichols, together with Don E. Cosby, our Chief Financial Officer, and Gary Fletcher, a member of our Board of Directors, formed State National Bancshares, a Texas corporation, and its subsidiary State National Bank, a de novo national banking association originally chartered in Lubbock, Texas. Our current management team is comprised of other senior officers of the Ford Bank Group with whom our founders had worked prior to its ultimate acquisition by Norwest Corporation in 1994 and of other experienced bank officers and directors with experience in and knowledge of the West Texas and New Mexico markets on which we focus. Key members of our management team include:
•	Tom C. Nichols. Mr. Nichols, our Chairman, Chief Executive Officer and President, has over 35 years of experience in the commercial banking industry. From 1978 to 1994, Mr. Nichols was an executive with the Ford Bank Group, later First United Bank Group, where he last served as President and Chief Operating Officer until it was acquired by Norwest in 1994. Prior to its acquisition, First United Bank Group operated banks in Texas and New Mexico and had total assets of approximately $4.0 billion.

•	Don E. Cosby. Mr. Cosby, our Chief Financial Officer, also was an executive officer with the Ford Bank Group. Mr. Cosby worked from 1981 to 1989 with the Ford Bank Group as Chief Financial Officer. Mr. Cosby was responsible for acquisition analysis and coordination, regulatory applications and compliance, tax planning and compliance, and debt structuring. From 1989 to 1996, Mr. Cosby served as Chief Fiscal (Financial) Officer at Texas Tech University.

•	F. James Volk. Mr. Volk is one of our directors and regional President of our West Texas and Rio Grande markets. From 1984 to 1995, Mr. Volk served as President and Chief Executive Officer of United New Mexico Bank in Las Cruces, New Mexico (a part of First United Bank Group). Further, from 1985 to 1996, Mr. Volk was a director of First Sierra Bancshares, Inc. in Truth or Consequences, New Mexico, and served as Chief Executive Officer and President of First Sierra Bancshares from 1996 to 1998, when it was acquired by us. Mr. Volk also currently serves as an advisory director of the Federal Reserve Bank of Dallas-El Paso Branch.

•	Alan L. Lackey. Mr. Lackey serves as our Executive Vice President and Chief Credit Officer. Mr. Lackey worked for MCorp., a regional bank holding company with approximately $20.0 billion in total assets headquartered in Dallas, from 1982 to 1991, and was Manager of Correspondent Banking when MBank, N.A., the subsidiary bank of MCorp., was acquired by Bank One. In 1991, Mr. Lackey joined First National Bank of Lubbock (a part of the Ford Bank Group), later acquired by Norwest, then Wells Fargo, where he ultimately managed commercial and real estate lending for the Lubbock office. Mr. Lackey became an officer of our organization in 1996.

•	Edwin L. Schulz. Mr. Schulz serves as our Executive Vice President and Chief Operations Officer. Mr. Schulz has extensive banking experience in all administrative and operations areas and has been with our organization since 1996. From 1976 to 1992, Mr. Schulz worked for Texas Commerce Bancshares in management and oversight of the West Texas chartered banks where he managed budgeting, forecasting and operations, including loan, branch administration, and deposits. From 1992 to 1996, Mr. Schulz served with First National Bank in a variety of management positions.
Growth Strategy and Operating Philosophy
          Our priority has been and continues to be creating shareholder value through the development and expansion of an attractive commercial banking franchise in Texas and New Mexico that provides superior service through qualified and relationship oriented employees who are committed to the communities in which we operate. Our plan is to continue to grow both through acquisitions in our existing or contiguous markets and organic growth, focusing our expansion efforts in the Tarrant County market (Fort Worth). We believe this expansion will further balance and diversify our business due to Tarrant County’s diverse economy and customer base. We believe our success is largely based on the fact that our customers want to deal directly with people they know and trust, and who can provide high levels of service. We believe that our growth during the past several years has been partly the result of continued consolidation in the banking industry among regional and super-regional commercial banks in our markets, which has created a significant amount of customer disenchantment and frustration and given us an advantage in establishing new customer relationships and attracting highly-skilled employees from our larger competitors. We believe that, unlike some of our larger competitors, through careful selection of acquisition opportunities and established integration procedures, we have experienced relatively little customer defection and staff attrition following our acquisitions.
          Growth Strategy
          Our management team has implemented a strategy of building our core banking franchise by focusing on acquisitions and organic growth. With each acquisition, we have maintained continuity of existing management when appropriate, consolidated back office operations, added product lines and implemented our credit policy. We believe that this strategy will continue to increase our recurring revenue streams, increase earnings per share through economies of scale and other efficiencies, and continue to build shareholder value.
          Our growth plan entails the following:
•	Expand through acquisitions with a focus on the Tarrant County market. A significant part of our growth strategy is to continue our pursuit of opportunistic acquisitions. In evaluating acquisition opportunities, we are currently focusing on the Tarrant County market because its competitive landscape, large population, and wealth and growth demographics are attractive to us. We also believe that we have allocated our resources to serve small and medium-sized businesses more effectively than the larger regional and out-of-state banks in this market. These customers generally have the size and sophistication to demand customized products and services, which we believe our bankers are well equipped to understand and address as a result of their experience. To a lesser extent, we believe there are also opportunities for additional expansion in the West Texas and Rio Grande market, which has been positively impacted by the North American Free Trade Agreement (NAFTA) and the enhanced cross-border trade with Mexico.
•	Continued focus on internal growth and de novo branching. Another important part of our growth strategy is to augment our expansion efforts through internal growth and de novo branching. To do so, we intend to evaluate and consider opening de novo banking centers in our current footprint and in other nearby market areas when opportunities arise. We currently are in the process of opening two de novo banking centers, one in downtown Fort Worth and one in northwest Lubbock. We also anticipate opening de novo banking centers in the Rio Grande market area as needed to service the continued population growth. We believe that the back office and technology systems we have in place will accommodate additional growth within our existing market area and into new markets in nearby regions to achieve economies of scale.
          Since our inception in 1996, we have grown in total assets through a combination of internal growth and acquisitions. Our completed acquisitions include the following:

Acquired Entity	Consummation Date	Location
Heritage Financial Corporation	October 6, 2005	Granbury, Texas
Mercantile Bank Texas	July 30, 2004	Fort Worth, Texas
Ruidoso Bank Corporation	January 31, 2001	Ruidoso, New Mexico
Independent Bankshares, Inc	August 11, 2000	Abilene, Texas
Valley Bancorp, Inc	April 1, 1999	El Paso, Texas
Continental National Bancshares, Inc	March 23, 1999	El Paso, Texas
UB&T Holding Company	March 1, 1999	Abilene, Texas
First Sierra Bancshares, Inc	April 1, 1998	Las Cruces, New Mexico
Bank of America (three branches)	November 6, 1996	Big Spring, Texas
          Operating Philosophy
          In pursuing our growth strategy, we plan to continue to focus on capital management, customer service, while optimizing deposit mix and asset quality and leveraging our infrastructure as described below.
•	Leveraging our existing infrastructure to create additional operational efficiencies. We believe that as we grow, we will be able to benefit from the economies of scale typically enjoyed by larger banking organizations, including efficiencies related to data processing, compliance and technology. We also believe the investments we have made in our banking center network and technology infrastructure are sufficient to support a larger banking organization, and therefore believe increases in our expense base going forward should be lower than our proportional increase in assets and revenues. The support services we provide to our banking centers are centralized in our office located in Lubbock, Texas. These services include back office operations, credit administration, human resources, internal audit, compliance, training and data processing. As a result of these network and technology improvements and the centralization of our support services, we believe our operations enhance efficiencies, maintain consistency in policies and procedures and enable our employees to focus on developing and strengthening customer relationships. We believe that these trends going forward will continue to contribute to our profitability.
•	Emphasizing relationship-based banking. We focus on serving the needs of small to medium-sized businesses, the owners and employees of those businesses, as well as executives and professionals. We believe we are able to provide a superior level of customer service compared to the larger regional and super-regional banks because we operate under a community banking philosophy which is customer driven, emphasizes long-term customer relationships and provides practical financial solutions, convenience and consistent service. Each of our banking centers is administered by one of our local market presidents who has knowledge of the particular community and lending expertise in the specific industries found within the community. We entrust our branch presidents with the authority and flexibility within limited parameters to make customer-related decisions, as our management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With this type of branch-based decision-making, we endeavor to provide customers with rapid decisions on lending issues.
•	Optimizing our deposit mix. Beginning in December 2000, we modified our deposit pricing to reduce our reliance on high cost time deposits. We began to lower our rates on interest-bearing time deposits to the lower range of market levels which has caused a significant decrease in this balance over the last five years. Time deposits at December 31, 2000 were $491.7 million, or 48.5% of total deposits, and declined to $345.9 million, or 25.5% of total deposits, at December 31, 2005. To replace this funding source, we have emphasized the promotion of commercial transaction accounts, such as noninterest-bearing transaction accounts. We believe this realignment of our deposit mix is one of the key factors that has contributed to improvement of our net interest margin and our profitability.
•	Continuing emphasis on asset quality. Our credit administration team has developed an "asset quality culture” consisting of comprehensive policies and procedures for credit underwriting and funding that we believe has enabled us to maintain sound asset quality. For the year ended December 31, 2005, our annualized ratio of net charge-offs to average loans was 0.14%, and averaged 0.15% over the three years ended December 31, 2005.
Lending Activities
          Our objective is to offer the commercial and consumer customers in our markets a variety of products and services, including a full array of loan products. We make (1) commercial loans, (2) real estate loans to commercial businesses, to individuals, and for construction and land development, and (3) other loans consisting primarily of agriculture loans and consumer loans. We strive to do business in the areas served by our banking centers, and all of our marketing efforts and the vast majority of our loan customers are located within our existing market areas. The following is a discussion of each of our major types of lending activities:
          Real Estate Construction Loans. Our construction loan portfolio is primarily focused on loans to fund the construction of single-family residences. The majority of the loans are for pre-sold homes. In addition, this category includes loans for the construction of commercial buildings. There is no particular concentration in the portfolio, as the loans are broadly dispersed both geographically within our market areas and by builder. We believe that we have an experienced team of construction lenders.
          The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property and the sale of the property to third parties, or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, in accordance with specifications or within projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the ultimate sale or rental of the property may not occur as anticipated. At December 31, 2005, we had $144.7 million in real estate construction loans, which represented 13.5% of our total loans.
          1 — 4 Family Real Estate Loans. Our residential real estate loan portfolio is comprised of short to medium term or variable rate loans secured by single-family real estate. The portfolio is composed of loans that are collateralized by residential real estate for owner occupied use or as investment or rental property.
          Single-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that our single-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. Accordingly, estimates of the average length of single-family loans that remain outstanding cannot be made with any degree of accuracy. Variable rate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At December 31, 2005, we had $125.9 million in 1 — 4 family real estate loans, which represented 11.7% of our total loans.

          Other Real Estate Loans. This portfolio is comprised primarily of loans secured by commercial real estate. The portfolio is not concentrated in any particular industry or geographically within any of our market areas and ranges from owner-occupied to hospitality properties. In addition, a small amount of multifamily properties is included in this category.
          Commercial, rental property, real estate and multi-family loans in this category typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions.
          Owner-occupied commercial real estate loans are made to individuals or business entities that own the real estate from which they operate. This category may include, for example, medical office buildings owned by the doctors that occupy them and manufacturing companies that own their own buildings. Underwriting of these loans focuses on an analysis of the cash flow and stability of the underlying business, which provides the cash flow stream for debt service. Coupled with this analysis is an assessment of the value of the real estate itself, which is pledged as collateral. These loans generally have amortization periods from 10 to 20 years with five year balloon payments, and interest rates can be either floating or fixed. Generally, personal liability of the owners is required. These loans have many of the repayment risks of commercial, rental property plus the risk of death or disability of the owners. At December 31, 2005, we had $415.0 million in other real estate loans, which represented 38.6% of our total loans.
          Commercial Loans. Our commercial loan portfolio is comprised of operating loans secured by equipment, inventory and receivables. The portfolio is not concentrated in any particular industry or geographically within any of our market areas.
          Repayment of secured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, value and sell. Non-real estate collateral may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. At December 31, 2005, we had $264.0 million in commercial loans, which represented 24.5% of our total loans.
          Consumer Loans. We also provide a wide variety of consumer loans including motor vehicle, watercraft, education, personal (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Approval of our consumer loans is usually based on a credit scoring system. Generally, consumer loans entail greater risk than most real estate secured loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower‘s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. We have very few indirect consumer loans, indicating our preference to maintain personal banking relationships and strict underwriting standards. Our consumer loans have decreased during the last five years, reflecting management‘s strict control of consumer credit due to record high personal bankruptcy filings nationwide. At December 31, 2005, we had $40.3 million in consumer loans, which represented 3.8% of our total loans.
          Agricultural and Other Loans. We provide various kinds of operating and term loans to agricultural producers in our market areas, including annual crop production loans, equipment financing loans, and cattle secured loans. These notes are normally secured by, as appropriate, crops, equipment, accounts, various kinds of support payments, cattle (generally feedlot cattle), and hedge accounts. Inspections are performed on crop production and cattle loans to monitor outstanding loan balances to our collateral. Repayments of agricultural loans are substantially dependent on the successful operation of the farm or ranch, which may be affected by many factors, including weather, changing market prices and death or disease of the crops or animals that comprise some or all of the collateral for the loans. At December 31, 2005, we had $84.7 million in agricultural and other loans, which represented 7.9% of our total loans.
Underwriting Strategy
          While our legal lending limit for loans to one borrower at December 31, 2005 was $20.9 million, we have generally operated within an internal lending limit equal to approximately two-thirds of our legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise, as well as upon the size of the banking center in which they work. Applications for new and renewed loans, or modifications to loans, in which the loan relationship is above an individual loan officer’s approval authority are evaluated weekly by our loan committees. Our strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include:
•	granting loans on a sound and collectible basis;
•	investing funds for the benefit of our shareholders and the protection of our depositors;
•	serving the needs of the community and our general market area while seeking a balance between maximum yield and minimum risk;
•	verifying the availability of primary and secondary sources of repayment for the loan;
•	developing and maintaining our targeted levels of diversification for our loan portfolio as a whole and of the loans within each category; and
•	monitoring the documentation of our loans and the satisfaction of any insurance coverage requirements.
          Our loan review personnel and our compliance officers interact on a regular basis with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances. In addition, we have placed increased emphasis on the early identification of problem loans in an effort to aggressively seek resolution of these situations before these loans become a loss.
Deposit Products and Other Sources of Funds
          Our primary sources of funds for use in our lending and investing activities consist of:
•	deposits;
•	maturities and principal and interest payments on loans and securities; and
•	other borrowings.
          In addition, we have raised additional capital through the issuance of floating rate junior subordinated debentures in connection with trust preferred securities issuances by various statutory trust subsidiaries in July 2001, July 2003, and March 2004. We used the proceeds from these offerings to fund certain acquisitions and for general corporate purposes. Also, in July and August 2004, we issued 900,000 shares of our common stock in a private placement. The proceeds of the private placement, $17.9 million, were used to fund a portion of the purchase price for our acquisition of Mercantile Bank Texas (“Mercantile”). Further, in September 2005, we issued 1,907,692 shares of our common stock in an initial public offering. The net proceeds from the offering, approximately $45.1million, were used to fund a portion of the purchase price for our acquisition of Heritage Financial Corporation (“Heritage”). See further discussion on our acquisitions in Footnote 2 to the Consolidated Financial Statements on page 75.
          We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective and consistent with our asset and liability management policies.

          Deposits
          An important balance sheet component impacting our net interest margin is the composition and cost of our deposit base. We believe that we can improve our net interest margin by growing core deposits, or total deposits excluding CDs greater than $100,000, which we believe are less subject to competitive interest rate considerations. We attempt to price our deposit products in order to promote core deposit growth and maintain our liquidity requirements in order to satisfy our customers’ needs.
          We offer a wide variety of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We provide regular checking, savings, NOW and money market deposit accounts; fixed rate, fixed maturity retail CDs ranging in terms from 30 days to five years; individual retirement accounts and Jumbo CDs. For business customers, we provide courier service to pick up noncash deposits, and for those customers that use large amounts of cash, we arrange for armored car and vault service.
          Our focus is on attracting lower cost core transaction account deposits. Based on average balances, at December 31, 2005, our deposit portfolio was comprised of 35.4% noninterest-bearing deposits, as compared to 30.7% at December 31, 2004 and 26.7% at December 31, 2003. We do not have any wholesale brokered deposits.
          We intend to continue our efforts on attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional deposits by repricing the yields on our CDs in order to meet loan demands during times that growth in core deposits lags growth in loan demand.
          In addition to our traditional marketing methods, we pursue new customers and deposits by:
•	expanding long term business customer relationships, including referrals from our customers; and
•	building deposit relationships through our branch relationship officers who are compensated based upon the profitability of such relationships.
          Other Borrowings
          We may occasionally use our Fed funds line of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short term purposes. We have three Fed funds lines with other financial institutions pursuant to which we can borrow up to $29.8 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.
          We obtain other overnight borrowed funds under arrangements with certain customers whereby bank securities are sold under an agreement to repurchase the next business day. These borrowing arrangements are collateralized by the pledging of the applicable investment securities. The borrowing costs of these arrangements are priced lower than the daily Fed fund rate.
          We also occasionally borrow from the Federal Home Loan Bank, or FHLB, pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities). At December 31, 2005, our FHLB borrowings were approximately $5.8 million.
Trust and Wealth Management Services
          We provide a wide variety of trust and wealth management services to our customers. At December 31, 2005, we had $262.2 million of trust and wealth assets under management. Our trust services include estate administration, personal trust administration, charitable trust administration, employee benefit administration, investment management and farm and ranch management. Through our association with PrimeVest Financial Services, we provide access to a wide variety of investment products including mutual funds, tax-free and taxable bonds, stocks, UITs, U.S. government and Federal Agency Securities, annuities, college and retirement plans and pension and profit sharing plans.

Our Investment Activities
          Our general objectives with respect to our investment portfolio are to:
•	achieve an acceptable asset/liability position (based on our separate policy related to asset/liability management that provides guidance for how investments are to be used to manage interest rate risk);
•	provide a balance of quality and diversification to our assets;
•	provide liquidity necessary to meet cyclical and long term changes in the mix of assets and liabilities;
•	provide a stable flow of dependable earnings;
•	maintain collateral for pledging requirements;
•	manage interest rate risk;
•	comply with regulatory and accounting standards; and
•	provide funds for local community needs.
          Our investment securities consist primarily of U.S. agency issues, municipal bonds and mortgage backed securities. In addition, for liquidity purposes, we use Fed funds sold which are temporary overnight sales of excess funds to correspondent banks.
          All of our investment securities are classified as “available-for-sale” or “held-to-maturity” pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held-to-maturity securities are those securities that we have both the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount.
          Our investment securities portfolio is managed in accordance with guidelines set forth in our investment policy. Specific day to day transactions affecting the investment securities portfolio are managed by our Chief Financial Officer. In accordance with our written investment policy, all trades require the prior written approval of our Chief Financial Officer. These investment activities are reviewed monthly or more often, as needed, by our Asset Liability Committee and are reported monthly to our Board of Directors.
          Our investment policy addresses strategies, types and levels of allowable investments and is reviewed and approved annually by our Board of Directors. Our investment policy authorizes us to invest in a variety of investment securities, subject to various limitations. It also limits the amount we can invest in various types of securities, places limits on average life and duration of securities, and limits the securities dealers with whom we can conduct business.
Competition
          The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We believe that we have been able to compete effectively with other financial institutions by emphasizing customer service and technology, by establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of our customers.
Employees
          At December 31, 2005, we had 601 full-time equivalent employees, 159 of whom are officers of State National Bank. We consider our relations with our employees to be good.

Available Information
          Our Internet website address is www.statenationalbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on our website or connected thereto is not part of this or any other report.
SUPERVISION AND REGULATION
This following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies.
General
          The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.
          Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment and that of our banking subsidiary in substantial and unpredictable ways.
State National Bancshares and State National Bancshares of Delaware
          We are a bank holding company registered under the Bank Holding Company Act and are subject to supervision, regulation and examination by the Federal Reserve Board. State National Bancshares of Delaware is also a bank holding company registered under the Bank Holding Company Act and is equally subject to the supervision, regulation, and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. In addition, we and State National Bancshares of Delaware file reports with the Federal Reserve Board and provide additional information as requested. We are also subject to periodic examinations.
Regulatory Restrictions on Dividends; Source of Strength
          We are regarded as a legal entity separate and distinct from our subsidiaries. The principal source of our revenues is dividends received from State National Bank. Various federal and state statutory provisions limit the amount of dividends State National Bank can pay to us without regulatory approval. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not declare a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
          Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. A bank holding company’s failure to meet these obligations generally will be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of Federal Reserve Board regulations, or both. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Activities “Closely Related” to Banking
          The Bank Holding Company Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. These activities include, among other things, numerous services and functions performed in connection with lending, investing, and financial counseling and tax planning. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.
Gramm-Leach Bliley Act; Financial Holding Companies
          The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by including provisions that permit a bank holding company to elect to become a financial holding company and therefore become eligible to engage in a broader range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.”
          The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination. A bank holding company that is not also a financial holding company can only engage in banking and such other activities that were determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto at the time that the Gramm-Leach-Bliley Act was adopted by Congress. We have not yet made an election to become a financial holding company, but we may do so at some time in the future.
          Financial holding companies may engage, directly or indirectly, in any activity that is determined to be:
•	financial in nature;
•	incidental to such financial activity; or
•	complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
          Under the regulations implementing the Gramm-Leach-Bliley Act, activities that are financial in nature include securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in nonfinancial activities. In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, after consultation with the U.S. Treasury Department.
Privacy Policies
          Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish procedures and practices to protect customer data from unauthorized access. We and all of our subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act. In addition, the Fair and Accurate Credit Transactions Act of 2003, or the FACT Act, affects national credit reporting standards and permits consumers, including our customers, to opt out of information-sharing for marketing purposes among affiliated companies. The FACT Act requires banks to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and we are subject to these provisions.
Safe and Sound Banking Practices
          Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.
Annual Reporting; Examinations
          We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such the examination.
Capital Adequacy Requirements
          The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. We currently have consolidated assets in excess of $500 million, and are therefore subject to the Federal Reserve Board’s capital adequacy guidelines.
          Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These weights range from 0.0% for assets with low credit risk, such as cash, to 100.0% for assets with higher credit risk, such as business loans. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. Risk-based capital ratios are obtained by dividing Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by total risk-adjusted assets and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital includes a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. Inclusion of elements of Tier 2 capital as qualifying capital, however, is subject to certain other requirements and limitations of the federal banking regulatory agencies. The Federal Reserve currently requires a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8.0%. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2005, our Tier 1 risk-based capital ratio was 11.98% and our total risk-based capital ratio was 13.04%. Thus, we are considered “well-capitalized” for regulatory purposes.
          In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2005, our leverage ratio was 9.36%.
          The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Imposition of Liability for Undercapitalized Subsidiaries
          Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
          The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
          In addition, the federal banking regulatory agencies may treat an institution deemed well-capitalized, adequately capitalized or undercapitalized as being in the next lower capital category if such agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment.
Acquisitions by Bank Holding Companies
          The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.
          The Bank Holding Company Act generally prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. There are exceptions to these prohibitions for certain nonbank activities that have been identified as activities closely related to the business of banking. Activities determined to be closely related to banking include brokerage services, investment advisory services, fiduciary services and certain data processing services.
Control Acquisitions
          The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Control is conclusively presumed to exist if a person or entity acquires 25% or more of the outstanding shares of any class of voting stock of the bank holding company or insured depository institution. In addition, control is reputably presumed to exist if a person or entity acquires 10% or more but less than 25% of voting stock and either the issuer has a class of registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person or entity will own, control or hold the power to vote a greater percentage of such stock immediately following the transaction. Castle Creek Capital, LLC beneficially owned approximately 15.7% of our common stock as of December 31, 2005 and sought the nonobjection of the Federal Reserve Board in 1998 to acquire control of our organization.
Cross-guarantees
          Under the Federal Deposit Insurance Act, or FDIA, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. State National Bank is currently the only FDIC-insured depository institution subsidiary of State National Bancshares. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

USA Patriot Act
          On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and deter international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the Bank Holding Company Act, which acts apply to State National Bank and State National Bancshares, respectively. State National Bancshares and its subsidiaries, including State National Bank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.
Sarbanes-Oxley Act of 2002
          In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the SEC. The following is a summary of certain key provisions of the Sarbanes-Oxley Act.
          In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, the Sarbanes-Oxley Act places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the client’s audit committee. Also, the Sarbanes-Oxley Act makes certain changes to the requirements for partner rotation after a period of time. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. Furthermore, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
          Under this law, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report any such change within two business days of the change.
          The Sarbanes-Oxley Act increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. A company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.
          The Sarbanes-Oxley Act also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. Commencing with our 2006 annual report, State National Bancshares will be required to include an internal control report containing management’s assertions regarding the effectiveness of its internal control structure and procedures over financial reporting. The internal control report must include statements regarding management’s responsibility for establishing and maintaining adequate internal control over financial reporting; management’s assessment as to the effectiveness of the company’s internal control over financial reporting, based on management’s evaluation of it as of year-end; and of the framework used as criteria for evaluating the effectiveness of the company’s internal control over financial reporting. The law also requires the company’s registered public accounting firm that issues the audit report to attest to, and report on, management’s assessment of the company’s internal controls over financial reporting in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.
Anti-Money Laundering and Anti-Terrorism Legislation
          Congress enacted the Bank Secrecy Act of 1970, or the BSA, to require financial institutions, including us and State National Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports) to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
          Title III of the USA PATRIOT Act amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including us and State National Bank, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.
          The Department of the Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including us and State National Bank, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, we and State National Bank restrict transactions with certain targeted countries except as permitted by OFAC.
State National Bank
          State National Bank is subject to extensive regulation and examination by the Office of the Comptroller of the Currency and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal laws and regulations which are applicable to State National Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
Transactions with Affiliates
          Transactions between State National Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B as well as the implementing regulations adopted by the Federal Reserve restrict extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. These laws and regulations may limit our ability to obtain funds from subsidiary banks or affiliates for its cash needs, including funds for payment of dividends, interest and operational expenses.
Insider Credit Transactions
          Banks also are subject to certain restrictions regarding extensions of credit to executive officers, directors or principal shareholders of a bank and its affiliates or to any related interests of such persons (i.e., insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, restrictions on overdrafts to insiders and requirements for prior approval by State National Bank’s Board of Directors.
Dividends
          The ability of national banks, including State National Bank, to pay dividends is restricted by the National Bank Act of 1864 and the regulations and policies of the Office of the Comptroller of the Currency, or the OCC. These provisions generally require the payment of dividends from a bank’s undivided profits. In addition, the prior approval of the OCC is required if the total dividend paid by a national bank in any calendar year exceeds the total of its current net income and retained net income from the two preceding years, less any required transfers to capital surplus. Moreover, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, the bank has failed to pay insurance assessments or when the bank presents safety and soundness concerns.
Capital Requirements
          State National Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by applicable regulators.
          The OCC monitors the capital adequacy of State National Bank by using a combination of risk-based guidelines and leverage ratios. The agency considers the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These weights range from 0.0% for assets with low credit risk, such as cash, to 100.0% for assets with higher credit risk, such as business loans. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. Risk-based capital ratios are obtained by dividing Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by total risk-adjusted assets and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital includes a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. Inclusion of elements of Tier 2 capital as qualifying capital, however, is subject to certain other requirements and limitations of the federal banking regulatory agencies.
          Under the regulatory capital guidelines, State National Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to adjusted total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered adequately capitalized. As of December 31, 2005, State National Bank had a total risk-based capital to risk-weighted assets ratio of 13.04%, a Tier 1 capital to risk-weighted assets ratio of 11.98%, and a Tier 1 capital to adjusted total assets ratio of 9.36%. See “The FDIC Improvement Act” for further information.
FIRREA
          The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect State National Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.
          In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the Board of Directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. State National Bank is not subject to any such requirements.
          FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.
The FDIC Improvement Act
          The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, instituted a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.
          FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more and a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, State National Bank was classified as “well-capitalized” as of December 31, 2005.
          In addition, if a bank is classified as undercapitalized, it is required to submit a capital restoration plan to the federal banking regulators. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the bank.
          Furthermore, if a bank is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.
          The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under

FDICIA, the federal banking regulators generally are required to conduct a full-scope, on-site examination of every bank at least once every 12 months.
FDIC Deposit Insurance Assessments
          Under FDICIA, the FDIC is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Premiums are assessed based on a matrix of these categories and ranged from $0.00 to $0.27 per $100 of deposits.
          The FDIC may terminate the deposit insurance of any insured depository institution, including State National Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of State National Bank’s deposit insurance.
Community Reinvestment Act
          Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. State National Bancshares has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The OCC rated State National Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.
Consumer Laws and Regulations
          In addition to the laws and regulations discussed herein, State National Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act, and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. State National Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.
Clearing for the 21st Century Act
          On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which was effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.
          This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.
Interstate Branching
          Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. State National Bank currently has branches in Texas and New Mexico.
Mortgage Banking Operations
          State National Bank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. State National Bank is also subject to regulation by the Office of the Comptroller of the Currency, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.
Future Legislation and Economic Policy
          Our management and the management of State National Bank cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid from time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
ITEM 1A: RISK FACTORS
          Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider each of the risks and uncertainties described below before you decide to invest in our common stock. You should also refer to the other information in this annual report, including our financial statements and related notes If any of the following risks and uncertainties actually occurs, our business, financial condition, and results of operations could be severely harmed. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risks Relating to Our Business
Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.
          Our loan portfolio and investments in marketable securities subject us to credit risk. Inherent risks in lending also include the inability to compete with other lenders, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a risk that our loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
          There is no precise method of determining loan losses, and therefore, we always face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Such increases could be the result of various factors, including changes in the value of collateral securing our loans or additional reserves required by the Office of the Comptroller of the Currency, or the OCC. Additions to our allowance for loan losses will result in a decrease in our net earnings and capital and could hinder our ability to grow our assets.
We have a concentration of exposure to a number of individual borrowers and any significant loss on any of these loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
          We have a concentration of exposure to a number of individual borrowers. Under applicable law, we are generally permitted to make loans to one borrowing relationship up to 15.0% of our capital and surplus (after a number of positive and negative regulatory adjustments, including the netting off of intangibles). As of December 31, 2005, our legal lending limit for one borrower was approximately $20.9 million. In addition to this limit, we may loan an additional 10.0% of our capital and surplus (for a total of 25.0%) if the amount in excess of the 15.0% limit is fully secured by readily marketable collateral, as defined by the applicable OCC regulations. Historically, we have operated with an internal limit that is below our legal lending limit. Our largest exposure to one borrowing relationship as of December 31, 2005, was $14.6 million, which is 10.5% of State National Bank’s capital and surplus, as of that date. In addition, as of December 31, 2005, our aggregate exposure to our 10 largest borrowing relationships was approximately $105.3 million, which was 75.6% of State National Bank’s capital and surplus, as of that date. Given the size of these loan relationships relative to our capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.
          A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2005, approximately 63.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Furthermore, it is likely that we would be required to increase our provision for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.

We have experienced growth through acquisitions which we may not be able to sustain, and an unsuccessful attempt to implement our growth strategy could have a material adverse effect on our business, financial condition, results of operations and future prospects.
          We have expanded our business through acquisitions, attracting new customers, providing new services to existing customers, adding new business lines and increasing our deposit base. We cannot assure you that we will be able to continue this trend, or that future acquisitions will always be profitable. In addition, we believe that it will become more difficult to maintain sustained growth as we increase in size. Our ability to implement our strategy for continued growth depends on our ability to continue to identify and integrate profitable acquisition targets, our ability to attract and retain customers in a highly competitive market, the growth of those customers’ businesses and our ability to increase our deposit base. Our inability to meet any of these growth prerequisites could have a material adverse effect on our business, financial condition, results of operations and future prospects by limiting or reducing the size and quality of our assets.
An economic downturn or a natural disaster, especially one affecting our market areas, could adversely affect our business, financial condition, results of operations and future prospects.
          Because most of our business activities are conducted in Texas and New Mexico and most of our credit exposure is in those states, we are at risk from adverse economic or business developments, including a downturn in real estate values and agricultural activities and natural hazards such as floods and tornadoes that affect Texas or New Mexico. If the Texas or New Mexico economies experience an overall decline as a result of these adverse developments or natural hazards, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios would probably increase substantially. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by an economic downturn or a natural disaster. An economic downturn or a natural disaster could, therefore, result in losses that may materially and adversely affect our business, financial condition, results of operations and future prospects.
Competition from other financial intermediaries may adversely affect our profitability.
          We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies and other institutional lenders and purchasers of loans. We expect to encounter greater competition as we expand our operations in Tarrant County, as this is an attractive market for financial institutions. A number of institutions with which we compete have significantly greater assets, capital and other resources. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could adversely affect our profitability. This competition may also limit our future growth and earnings prospects.
Our profitability is vulnerable to interest rate fluctuations which could result in a decrease in our net income.
          Our profitability is dependent to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, our earnings may be negatively affected. As of December 31, 2005, we were in an asset sensitive position, meaning that our interest-earning assets mature or reprice more quickly than our interest-bearing liabilities. Thus, a decline in interest rates could result in a decrease in our net income.
          Fluctuations of interest rates are affected by, among other factors, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the United States and its agencies, particularly the Board of Governors of the Federal Reserve System, money supply and domestic and foreign financial markets.
We rely heavily on our management team and the unexpected loss of key officers may adversely affect our operations.
          Our success has been and will continue to be greatly influenced by our ability to retain the services of existing senior management and, as we expand, to attract and retain qualified additional senior and middle management. Tom C. Nichols, our Chairman, President and Chief Executive Officer, has been instrumental in managing our business affairs. Our other senior executive officers have had, and will continue to have, a significant role in the development and management of our business. The loss of services of Mr. Nichols or any of our other executive officers could have an adverse effect on our business and financial results. Accordingly, should we lose the services of any member of our senior management, our Board of Directors may have to search outside of our company for a qualified permanent replacement. This search may be prolonged and we cannot assure you that we will be able to locate and hire a qualified replacement.
Our second largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may adversely affect our permissible activities.
          Castle Creek Capital, LLC, which is controlled by John M. Eggemeyer, beneficially owned approximately 15.7% of our common stock as of December 31, 2005. Due to its ownership of our common stock, Castle Creek Capital, LLC is a registered bank holding company for State National Bank under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve Board. Thus, Castle Creek Capital, LLC must obtain separate regulatory approval before we can engage in a number of activities, including acquisitions. If the Federal Reserve Board determines that Castle Creek Capital, LLC, or any other company in which Castle Creek Capital, LLC has invested, has engaged in any unsafe or unsound banking practices or activities, we may be prevented from engaging in a number of activities, including certain acquisitions and de novo banking center expansion. For this reason, regulation of Castle Creek Capital, LLC by the Federal Reserve Board may adversely affect our business, financial condition, results of operation and future prospects.
If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.
          Pursuant to Section 404 of the Sarbanes-Oxley Act and beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2006. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting. In connection with this effort we will likely incur increased expenses and diversion of management’s time and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.
Risks Relating to an Investment in Our Common Stock and Our Initial Public Offering
The sale of a substantial number of shares of common stock by our shareholders after the expiration of lock-up agreements associated with our initial public offering may cause the market price of our common stock to decline.
          The market price of our common stock may decline if our current shareholders sell shares of our common stock. Holders of 4,912,631 shares of our common stock remain subject to lock-up agreements in connection with our initial public offering. Under these lock-up agreements, our shareholders have agreed, subject to certain limited exceptions, not to sell any shares of our common stock (or securities convertible into or exchangeable or exercisable for common stock) owned by them for a period of 180 days after the closing of our initial public offering, or until April 2, 2006, unless they first obtain the written consent of Keefe, Bruyette & Woods, Inc. At the end of such 180-day period, which may be extended under certain circumstances, approximately 4,912,631 shares of common stock will be eligible for immediate resale subject to the applicable provisions under Rule 144. The sale of shares of our common stock by our shareholders after the expiration of these lock-up agreements on April 2, 2006 may cause the price of our common stock to decline.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.
          On July 31, 2001, we issued $22.7 million of floating rate junior subordinated debentures in connection with a $22.0 million trust preferred securities issuance by our subsidiary, State National Statutory Trust I. The 2001 junior subordinated debentures mature in July of 2031. On July 14, 2003, we issued an additional $15.5 million of floating rate junior subordinated debentures in connection with a $15.0 million trust preferred securities issuance by our subsidiary, State National Capital Trust I. The 2003 junior subordinated debentures mature in September of 2033. On March 17, 2004, we issued an additional $10.3 million of floating rate junior subordinated debentures in connection with a $10.0 million trust preferred securities issuance by our subsidiary, State National Statutory Trust II. The 2004 junior subordinated debentures mature in March of 2034. The purpose of these transactions was to raise additional capital for us and State National Bank, including to fund a portion of the purchase price for our acquisition of Mercantile.
          Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The 2001, 2003, and 2004 junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the 2001, 2003, and 2004 junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock.
Our management owns a significant number of shares of our common stock, allowing management further control over our business and corporate affairs.
          Our directors and executive officers beneficially own approximately 1,495,763 shares, or 12.49%, of the outstanding shares of our common stock. As a result, in addition to their day-to-day management roles, our executive officers and directors are able to exercise significant influence on our business as shareholders, including influence over election of members of our Board of Directors and the authorization of other corporate actions requiring shareholder approval.
Provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.
          Our amended and restated articles of incorporation and amended and restated bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include, among others, requiring advance notice for raising business matters or nominating directors at shareholders’ meetings and authorizing preferred stock. Our Board of Directors may issue, in its sole discretion and without shareholder approval, one or more series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitation on conversion, as our Board of Directors may determine, including rights to dividends and proceeds in a liquidation that are senior to our common stock.
          Also, we are subject to the provisions of the Texas Business Combination Law, which provides that we may not engage in certain business combinations with an “affiliated shareholder” (generally defined as the holder of 20.0% or more of the corporation’s voting shares) for a period of three years from the date such person became an affiliated shareholder unless: (1) the business combination or purchase or acquisition of shares made by the affiliated shareholder was approved by our Board of Directors before the affiliated shareholder became an affiliated shareholder or (2) the business combination was approved by the affirmative vote of the holders of at least two-thirds of our outstanding voting shares not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose (and not by written consent), not less than six months after the affiliated shareholder became an affiliated shareholder. The Texas Business Combination Law may have the effect of inhibiting a non-negotiated merger or other business combination involving us, even if such event would be beneficial to our shareholders.
          Any individual, acting alone or with other individuals, who is seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve Board for any acquisition. Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise to control us, may need to obtain the prior approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. Approval for an acquisition may also be required by the OCC.

Our ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.
     Since we are a holding company with no significant assets other than State National Bank, we have no material source of income other than dividends that we receive from State National Bank. Therefore, our ability to pay dividends to our shareholders depends on State National Bank’s ability to pay dividends to us. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on the payment of cash dividends. We are also restricted from paying dividends on our common stock if we have deferred payments of the interest on, or an event of default has occurred with respect to, our junior subordinated debentures.
     In addition, while we began paying quarterly dividends in 2006, the primary use of our earnings, if any, will be for working capital, to support our operations and to finance the growth and development of our business.
ITEM 1B: Unresolved Staff Comments
     None.
ITEM 2. Properties.
     Our principal offices are located at 4500 Mercantile Plaza Drive, Suite 300, Fort Worth, Texas. All of our banking centers are located in Texas and New Mexico. The table below sets forth a list of our banking center locations and certain other properties which we own or rent. We believe our existing facilities are adequate to meet our current requirements:

Location	Own/Rent	Square Footage	Annual Rent
Tarrant County Market
Arlington, TX 921 West Lamar	Own	7,500	N/A
Azle, TX 11588 FM 730 North	Own	3,900	N/A
150 Industrial Avenue	Own	16,800	N/A
Bedford, TX 1600 Airport Freeway, Suite 100	Rent	8,100	$155,000
1600 Airport Freeway (motor bank)	Rent	500	$25,000
Benbrook, TX 9100 Benbrook Blvd	Own	8,600	N/A
Crowley, TX 586 East FM 1187	Own	8,050	N/A
Fort Worth, TX 309 West 7th Street, Suite 100	Rent	3,800	$46,000
4500 Mercantile Plaza Drive, Suite 100	Rent	13,500	$304,000
4500 Mercantile Plaza Drive, Suite 300 (1)	Rent	3,800	$68,000
5950 Bryant Irving Rd (2)	Own	18,900	N/A
Granbury, TX 1807 Hwy 377 E	Own	12,755	N/A
Hurst, TX 606 A Grapevine Highway	Rent	1,600	$34,000

West Texas Market
Abilene 6301 Buffalo Gap Road	Own	3,500	N/A
547 Chestnut	Own	8,600	N/A
1049 North 3rd Street (3)	Own	58,900	N/A
4702 South 14th Street	Rent	1,200	$19,000
Big Spring, TX 1500 South Greeg Street	Own	3,200	N/A

Location	Own/Rent	Square Footage	Annual Rent
Lubbock, TX 1617 Broadway Avenue	Own	12,500	N/A
6601 Indiana	Own	1,800	N/A
1611 10th Street (4)	Own	16,500	N/A
8200 Nashville (5)	Own	23,200	N/A
Odessa, TX 1330 East 8th Street	Own	10,076	N/A
3809 East 42nd Street	Rent	2,400	$51,000
Plainview, TX 2804 Olton Road	Own	6,300	N/A
San Angelo, TX 4112 College Hills Boulevard (6)	Own	6,800	N/A
Stamford, TX 210 South Swanson Street	Own	14,000	N/A
Winters, TX 500 South Main Street (7)	Own	9,500	N/A

Rio Grande Market
Alamogordo, NM 600 9th Street	Rent	2,900	$48,000
Deming, NM 411 Cody Road	Rent	1,100	$18,000
Elephant Butte, NM 600 Highway 195, Suite A	Rent	1,000	$18,000
El Paso, TX 6044 Gateway Boulevard East	Rent	8,200	$153,000
9820 Gateway North	Rent	2,400	$48,000
10456 Montwood Drive	Own	2,500	N/A
7744 North Loop Drive	Own	14,700	N/A
601 N. Mesa Steet	Own	18,900	N/A
690 Sunland Park Drive	Own	16,300	N/A
2100 Yarbrough Drive	Own	11,500	N/A
1610 Zaragosa Street	Rent	2,400	$45,000
Las Cruces, NM 225 E. Idaho	Rent	1,200	$31,000
3800 East Lohman (8)	Own	25,000	N/A
Ruidoso, NM 707 Mechem Drive	Own	6,800	N/A
1710 Sudderth	Own	7,900	N/A
Ruidoso Downs, NM 2151 Highway 70 West	Rent	1,000	$36,000
Santa Teresa, NM 1245 Country Club Road	Rent	2,500	$52,000
Truth Or Consequences, NM 1245 Country Club Road	Own	6,000	N/A
Nogales, AZ 1860 North State Road (9)	Rent	800	$11,000

(1)	Denotes State National Bancshares corporate headquarters.

(2)	The Cityview banking center occupies approximately 10,500 square feet and the remaining 8,400 square feet is leased or available for lease to third parties.

(3)	The North 3rd Street banking center occupies approximately 10,500 square feet and the remaining 48,400 square feet is leased and or available for lease to third parties.

(4)	Denotes property used for our operations center facility.

(5)	The 82nd Street banking center occupies approximately 11,700 square feet and the remaining 11,500 square feet is leased and or available for lease to third parties.

(6)	The San Angelo banking center occupies approximately 3,400 square feet and the remaining 3,400 square feet is leased and or available for lease to third parties

(7)	The Winters banking center occupies approximately 2,400 square feet and the remaining 7,100 square feet is leased and or available for lease to third parties.

(8)	The Lohman banking center occupies approximately 13,600 square feet and the remaining 11,400 square feet is leased and or available for lease to third parties

(9)	Denotes a loan production office.
ITEM 3. Legal Proceedings.
     From time to time, we are involved in routine litigation that arises in the normal conduct of our business. However, we are not, and none of our subsidiaries are, currently involved in any litigation that we believe, either singularly or in the aggregate, could be reasonably expected to have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our Common Stock, $1.00 par value, began trading on the Nasdaq National Market under the symbol “SNBI’ effective September 30, 2005. Prior to that date, our Common Stock was privately held and not listed on any public exchange or actively traded. As of December 31, 2005, there were 11,971,107 shares of our common stock issued and outstanding held by 351stockholders of record, including all directors and officers of State National Bancshares, Inc., excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees. The number of beneficial owners of our common stock is unknown to us at this time.
     The following table presents the high and low sales prices for our common stock reported on the Nasdaq National Market for the periods indicated:

	2005
	High	Low
Fourth Quarter (beginning September 30, 2005)	$28.30	$23.76
Dividends
     Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from our legally available funds. We paid a $0.10 per share dividend on March 13, 2006. Prior to this, we had not paid any cash dividends on our Common Stock. We anticipate paying regular quarterly dividends on our Common Stock going forward. While we anticipate paying quarterly dividends, we expect that the primary use of our earnings, if any, will be for working capital, to support our operations and to finance the growth and development of our business.
     As a holding company, we ultimately depend on State National Bank to provide funding for our noninterest expenses and dividends. Various banking laws applicable to State National Bank limit the payment of dividends, management fees and other distributions by State National Bank to us, and may therefore limit our ability to pay dividends on our common stock. We are also restricted from paying dividends on our Common Stock if we have deferred payments of the interest, or if an event of default has occurred, on our junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations as of and for the Years Ended December 31, 2005, 2004 and 2003—Borrowings—Junior Subordinated Debentures;” "Supervision and Regulation—State National Bancshares and State National Bancshares of Delaware—Regulatory

Restrictions on Dividends; Source of Strength” and “Supervision and Regulation—State National Bank—Dividends” for further information.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table presents information regarding our equity compensation plan at December 31, 2005:
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	832,950	$15.93	364,161
ITEM 6. Selected Financial Data.
     We derived our selected consolidated financial data as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived our selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Acquisitions that took place in the years mentioned above are included in the consolidated financial data beginning on the respective date of acquisition.
     You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. Results from past periods are not necessarily indicative of results that may be expected for any future period. Average balances have been computed using daily averages.

	As of or for the years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Total interest income	$79,070	$60,989	$57,165	$64,165	$81,720
Total interest expense(1)	15,228	9,093	10,755	17,675	36,361

Net interest income(1)	63,842	51,896	46,410	46,490	45,359
Provision for loan losses(2)	900	450	118	1,118	11,730

Net interest income after provision for loan losses	62,942	51,446	46,292	45,372	33,629
Noninterest income:
Service charges and other fees	10,166	9,333	8,749	8,098	8,277
Gain on sale of loans	2,950	2,261	3,159	2,217	1,400
Net realized gain on sale of securities	1	—	11	199	6
Bank owned life insurance	1,364	1,259	1,176	1,119	642
Other	4,208	2,957	2,703	3,149	2,114

Total noninterest income	18,689	15,810	15,798	14,782	12,439
Noninterest expense:
Salaries and employee benefits	29,790	24,507	22,416	21,587	21,171
Net occupancy and equipment expense	9,175	7,678	7,529	8,171	8,195
Amortization of intangibles	3,518	2,888	2,685	3,025	6,459
Professional fees	1,298	1,143	1,023	1,465	1,948
Other noninterest expense	13,250	11,368	14,666	13,470	13,422

Total noninterest expense(1)	57,031	47,584	48,319	47,718	51,195

Income (loss) before income taxes	24,600	19,672	13,771	12,436	(5,127)
Income tax expense (benefit)	7,918	6,317	4,202	3,432	(936)
Cumulative effect of a change in accounting principle(2)	—	—	—	(15,642)	—

Net income (loss)	$16,682	$13,355	$9,569	$(6,638)	$(4,191)

Per Share Data:
Earnings (loss)—basic	$1.58	$1.40	$1.04	$(0.70)	$(0.44)
Earnings (loss)—diluted	1.54	1.37	1.02	(0.69)	(0.44)
Book value	17.73	15.05	13.32	12.66	13.39
Tangible book value	9.23	7.01	8.17	7.38	6.41
Weighted average shares outstanding— basic	10,546,331	9,536,114	9,217,122	9,481,910	9,493,603
Weighted average shares outstanding—diluted	10,812,169	9,735,874	9,362,588	9,589,569	9,576,371

	As of or for the years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$1,662,877	$1,350,380	$1,126,831	$1,142,532	$1,217,624
Investment securities available-for-sale	206,787	151,008	211,039	267,601	348,839
Federal Reserve Bank stock and other investments	8,094	8,306	7,073	6,766	6,605
Loans, net	1,062,020	926,401	726,543	648,155	634,037
Intangibles, net	118,422	86,304	51,533	54,261	73,115
Total deposits	1,357,078	1,126,394	938,734	960,418	1,020,209
Junior subordinated debentures	47,000	47,000	37,000	32,934	32,918
Other borrowings	5,841	19,429	22,694	21,685	26,286
Stockholders’ equity	212,257	151,360	121,248	116,729	127,419

Performance Ratios:
Return on average equity(3)	9.73%	9.84%	7.94%	(5.59)%	(3.24)%
Return on average assets(4)	1.17	1.08	0.85	(0.57)	(0.33)
Net interest margin(5)	5.34	4.87	4.77	4.62	4.15
Efficiency ratio(6)	64.71	65.96	73.26	72.73	77.40

	As of or for the years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	0.90%	0.98%	1.13%	1.88%	1.74%
Allowance for loan losses to nonperforming loans	144.03	157.66	168.08	124.21	106.24
Allowance for loan losses to total loans	1.17	1.21	1.36	1.66	1.67
Net charge-offs to average loans	0.14	0.18	0.14	0.15	2.17
Capital Ratios:(7)
Leverage ratio	9.36%	8.82%	9.86%	8.60%	7.50%
Tier 1 risk-based capital ratio	11.98	10.89	13.37	13.00	12.50
Total risk-based capital ratio	13.04	11.98	14.62	14.20	14.00

(1)	In 2002 and 2001 we included our guaranteed preferred beneficial interest expenses of $2,339,000 and $1,747,000, respectively, as “Noninterest expense.” However, commencing in 2003, we began to include this expense as an “interest expense.” Accordingly, for comparability purposes, we have reclassified such amounts for 2002 and 2001.

(2)	The loan charge-offs and the related loan loss provision that occurred during the 2001 fiscal year were primarily attributable to five borrowing relationships that were originated by Independent Bankshares, Inc. which we acquired on August 11, 2000. Though due diligence was performed, the loan problems were undetected due to fraud committed by the borrowers and a former officer of Independent Bankshares, Inc. As a result of these charged-off loans, we also required that other related loans be paid off thereby generating a further reduction in loans acquired through that acquisition.

The overall reduction in loans and the nonaccrual status of the loans discussed above impacted the fair value of the acquisition of Independent Bankshares, Inc. and because of the timing of the loan problems, an impairment to goodwill of $15,642,000 was recorded under the guidance established by SFAS No. 142 as of January 1, 2002.

(3)	Return on average equity is determined by dividing net income by average stockholders’ equity.

(4)	Return on average assets is determined by dividing net income by average assets.

(5)	Net interest margin is determined by dividing net interest income (fully taxable equivalent) by average interest-earning assets.

(6)	The efficiency ratio is determined by dividing total noninterest expense less intangible amortization by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

(7)	See “Business – Supervision and Regulation,” for an explanation of these ratios. As of December 31, 2005, all $47.0 million of our junior subordinated debentures associated with the trust preferred securities issuance counted as Tier 1 capital under current Federal Reserve Board guidelines.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003. This discussion should be read together with the “Selected Financial Data,” our consolidated financial statements and the notes related thereto and other financial data included elsewhere in this Annual Report on Form 10-K. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.
General
     Executive Overview
     We are a registered bank holding company headquartered in Fort Worth, Texas, offering a broad array of financial services through our wholly owned banking subsidiary, State National Bank. As of December 31, 2005, we had, on a consolidated basis, total assets of $1.7 billion, net loans of $1.1 billion, total deposits of $1.4 billion, and stockholders’ equity of $212.3 million. We currently operate through a network of 42 banking centers located throughout Texas and New Mexico. On October 6, 2005, we acquired all of the capital stock of Heritage Financial Corporation, a bank holding company whose wholly owned subsidiary, Heritage National Bank, was a commercial bank headquartered in Granbury, Texas with approximately $226.3 million in total assets as of October 6, 2005. On October 7, 2006, we merged Heritage National Bank with and into State National Bank.
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
     Our consolidated financial statements for each of the years in the three-year period ended December 31, 2005 include the results of operations for each of our wholly owned subsidiaries: State National Bank, TWOENC, Inc. (subsidiary of State National Bank) and State National Bancshares of Delaware. Our statutory trust subsidiaries are special purpose vehicles that were used to issue trust preferred securities. It should be noted, however, that in December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities that required the deconsolidation of certain “variable interest entities,” such as our statutory trust subsidiaries. Effective December 31, 2003, we adopted the provisions of FASB Interpretation No. (“FIN”) 46R, requiring the deconsolidation of these trusts. As a result, our statutory trusts are no longer consolidated with us or State National Bank. Commencing on December 31, 2003, we refer to the trust preferred securities we issued through our statutory trust subsidiaries as junior subordinated debentures instead of trust preferred securities, as we had prior to that date.
     On September 30, 2005, we completed an initial public offering of 1,907,692 shares of common stock at the initial offering price of $26 per share. The proceeds received after the underwriters’ discounts and commissions but before expenses related to the offering were $46.1 million. All of the proceeds from the offering, net of estimated issuance costs of $1.0 million, were used to fund a portion of the purchase price of Heritage Financial Corporation.
     2005 Key Performance Indicators
     We believe the following were key indicators of our performance and results of operations in 2005:
•	our total assets grew to $1.663 billion at the end of 2005, representing an increase of 23.14%, from $1.350 billion at the end of 2004;

•	our net loans grew to $1.062 billion at the end of 2005, representing an increase of 14.64%, from $926 million at the end of 2004;

•	our total deposits grew to $1.357 billion at the end of 2005, representing an increase of 20.48%, from $1.126 billion at the end of 2004;

•	our total revenue grew to $98 million in 2005, representing an increase of 27.29%, from $77 million in 2004;

•	our net interest spread on a fully taxable equivalent basis increased to 4.78% in 2005, compared to 4.57% in 2004;

•	our total noninterest expense grew to $57.0 million in 2005, representing an increase of 19.85%, from $47.6 million in 2004.
     These items, as well as other factors, resulted in a net income for 2005 of $16.7 million, compared to $13.4 million in 2004, or $1.54 per common share as compared to $1.37 per common share for 2004, assuming dilution, and are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.
Critical Accounting Policies
     We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions. Our accounting policies are described in detail in the notes to our consolidated financial statements included as part of this Annual Report on Form 10-K.
     We deem a policy critical if (1) the accounting estimate required us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (2) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements.
     Loans and Allowance for Loan Losses
     The following discussion addresses our allowance for loan loss and our provision for loan losses, which we deem to be our most critical accounting policy. We have other significant accounting policies and continue to evaluate the materiality of their impact on our consolidated financial statements, but we believe that these other policies either do not generally require us to make estimates and judgments that are difficult or subjective, or it is less likely that they would have a material impact on our reported results for a given period.
     Our allowance for loan losses is an amount that we believe will be adequate to absorb inherent estimated losses on existing loans in which full collectability is unlikely based upon our review and evaluation of our loan portfolio, including letters of credit, lines of credit and unused commitments to provide financing. Our allowance for loan losses is reduced by loan charge offs, increased by recoveries of loans previously charged off and increased or decreased by our loan loss provision in an amount determined by our management to be appropriate.
     The amount of our provision for loan losses is based on periodic (not less than quarterly) evaluations of our loan portfolio, especially nonperforming and other potential problem loans. During these evaluations, we consider factors such as:
•	management’s evaluation of specific loans;
•	the level and composition of nonperforming loans;
•	the financial condition of borrowers on the problem loan list;
•	the value and liquidity of collateral;
•	delinquency;
•	historical loss experience;

•	results of examinations by regulatory agencies;
•	our internal asset review process that is independent of the management of State National Bank;
•	expectations of current economic conditions and their impact on particular industries and individual borrowers;
•	the strength of available guarantees;
•	concentrations of credit; and
•	other factors that include allowances assigned to specific loans and nonspecific allowances, which are based on the above factors.
     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. Our policy requires that a new loan loss allowance determination be made at the time a lender becomes aware of changed conditions that warrant an adjustment. A downturn in the economy and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review the adequacy of our allowance for loan losses amount and the methodology we use to determine it. The bank regulatory agencies could require us to increase our loan loss allowance or change our methodology based on their judgment of information available to them at the time of their examination.
     Stock-Based Compensation
     We have a stock option plan to provide an incentive for key employees to remain in service, to extend to them the opportunity to acquire a proprietary interest in our company and to attract and retain quality personnel. Prior to 2003, we had applied the recognition and measurement provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our plan. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) prospectively to all new awards granted to our employees after January 1, 2003. Awards under our plan vest over periods ranging from immediate to three years. Therefore, the expense related to stock-based employee compensation included in our determination of net income periods commencing on or after January 1, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. For stock options granted prior to January 1, 2003, we continue to apply the intrinsic value-based method of accounting under APB 25, under which compensation cost is recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant. The exercise price under these plans is the fair market value of the shares at the grant date, but in no event will the exercise price be less than $10. The aggregate number of shares of our common stock to be issued pursuant to the exercise of all options granted under our plan may not exceed 10% of the then outstanding shares of our common stock.
     SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities with fiscal periods starting after June 30, 2005. We implemented SFAS 123R on January 1, 2006 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Impairment of Goodwill
     SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be reviewed for impairment at least annually. Each October we perform impairment tests for goodwill and other intangible assets that we determine have an indefinite life. Based on these impairment calculations, we believe no impairment existed as of December 31, 2005.

     We evaluate all other intangible assets periodically to determine recoverability of their carrying value when economic conditions indicate impairment may exist. These conditions would include an ongoing negative performance history and a forecast of anticipated performance that is significantly below our initial expectation for an acquired entity. Impairment would be determined based upon our estimated discounted cash flows of the entity acquired over the remaining amortization period, compared to the remaining intangible balance. As of December 31, 2005, we believe that no impairment of other intangible assets had occurred as determined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.”
Company
     State National Bancshares, Inc., through State National Bancshares of Delaware, Inc., owns 100% of State National Bank. Prior to February 14, 2003, two charters of approximately equal asset size existed, State National Bank El Paso and State National Bank Lubbock. On February 14, 2003, State National Bank El Paso was merged with and into State National Bank Lubbock. State National Bank Lubbock continued as the surviving entity after the merger and its name was changed to “State National Bank.” There was no merger consideration paid as, prior to the transactions, State National Bank El Paso was a subsidiary of State National Bancshares, Inc.
Results of Operations as of and for the Years Ended December 31, 2005, 2004 and 2003
     Our net income for 2005 was $16.7 million, an increase of $3.3 million over net income for 2004 of $13.4 million. Net income also increased $3.8 million in 2004 from $9.6 million for 2003. The increase in our net earnings from 2003 to 2005 was primarily attributable to growth in net interest income.
     On a basic net earnings per share basis, our net earnings were $1.58 for 2005 as compared to $1.40 for 2004 and $1.04 for 2003. Our return on average assets was 1.17% for 2005 as compared to 1.08% for 2004 and 0.85% for 2003. Our return on average equity was 9.73% for 2005 as compared to 9.84% for 2004 and 7.94% for 2003.
     Net Interest Income and Net Interest Margin
     Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.
     Our tax-equivalent net interest income was $64.0 million in 2005 as compared to $52.0 million in 2004, an increase of $12.0 million, or 23.2%, and $46.5 million in 2003, an increase from 2003 to 2004 of $5.5 million, or 11.7%. The increase in net interest income from 2004 to 2005 was primarily the result of higher volumes in our loan portfolio, primarily due to the Heritage acquisition as well as higher interest rates earned on interest earning assets due to an increasing interest rate environment. This increase was partially offset by increases in interest rates paid on deposits, again due to the increasing interest rate environment. The increase in net interest income from 2003 to 2004 was primarily the result of higher volumes in our loan portfolio. This increase was offset by a decrease in our security portfolio volume, which was reduced to fund our loan growth, as well as decreases in the interest earned on our loan portfolio due to a low rate environment that prompted many customers to refinance their higher interest loans.
     Our net interest margin increased to 5.34% at December 31, 2005 from 4.87% at December 31, 2004 and 4.77% at December 31, 2003. Net interest spread also increased to 4.78% at December 31, 2005 from 4.57% at December 31, 2004 and 4.44% at December 31, 2003.
     Our average interest-earning assets increased $132.5 million, or 12.4%, to $1.2 billion for the year ended December 31, 2005, compared to $1.1 billion for the year ended December 31, 2004. Average interest earning-assets increased $91.7 million, or 9.4%, to $1.1 billion in 2004 from $974 million for the year ended December 31, 2003. The increases in 2004 and 2005 were primarily related to increases in the loan balance which were partially offset by decreases in the securities balance. These increases and decreases are discussed further below.

     Our average net loans were $989.4 million for the year ended December 31, 2005, compared to $826.0 million for the year ended December 31, 2004, representing an increase of $163.4 million, or 19.8%. Average net loans increased $131.4 million, or 18.9%, to $826.0 million in 2004 from $694.6 million for the year ended December 31, 2003. Of the increase in 2005, $26.0 million was related to our acquisition of Heritage and $85.1 million was related to the balance acquired from Mercantile which included the average for a full year compared with five months in 2004. The remaining $52.3 million increase in 2005 was related to organic growth. Of the increase in 2004, $62.3 million was related to the acquisition of Mercantile while $69.1 million of the increase was attributable to organic loan growth.
     Our tax equivalent interest income increased 29.8% from $61.0 million at December 31, 2004 to $79.2 million for the same period in 2005. Tax equivalent interest income increased 6.6% to $61.0 million for the year ended December 31, 2004 from $57.2 million for the same period in 2003.
     Our average interest-bearing liabilities also increased by $50.5 million, or 6.5%, to $831.3 million for year ended December 31, 2005, from $780.8 million for the year ended December 31, 2004. Average interest-bearing liabilities increased by $33.2 million, or 4.4%, to $780.8 million in 2004 from $747.6 million for the year ended December 31, 2003. The increase in 2005 was due to our acquisition of Heritage which contributed $52.5 million in interest-bearing liabilities. The increase from 2003 to 2004 was related to our acquisition of Mercantile which resulted in an increase of $52.8 million of average interest-bearing liabilities. The increase was offset by management’s decision to reduce our time deposit balance in an effort to realign our deposit mix through interest rate reduction.
     Our total interest expense increased by 67.5% to $15.2 million for the year ended December 31, 2005, compared to $9.1 million for 2004. Total interest expense decreased 15.5% to $9.1 million for the year ended December 31, 2004 from $10.8 million for the year ended December 31, 2003. The increase in 2005 was primarily due to an increase in the average rate paid on interest-bearing deposits. The increase in rates was attributable to an increasing rate environment where the fed funds rate increased from 2.25% in January to 4.25% in December. The decrease in 2004 from 2003 was primarily due to a decrease in the average interest rate paid on time deposits. This rate decreased from 2.03% in 2003 to 1.63% in 2004. As discussed above, the rate decreases were implemented in order to realign our deposit mix. The average balance of time deposits decreased to $293.2 million in 2004 from $335.2 million in 2003.

     The following table presents our average balance sheets for each of the last three fiscal years and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis, and the average rates earned or paid on each major category. This analysis details the contribution of our interest-earning assets and the overall impact of the cost of funds on our net interest income.

	Years Ended December 31,
	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
				(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income	$989,406	$70,990	7.18%	$825,981	$52,951	6.41%	$694,634	$46,393	6.68%
Securities	163,419	6,747	4.13	194,622	7,508	3.86	241,735	10,484	4.34
Time deposits in other banks	16,979	398	2.34	13,501	175	1.30	11,388	118	1.04
Fed funds sold	28,416	1,102	3.88	31,603	409	1.29	26,211	250	0.95

Total interest-earning assets	1,198,220	79,237	6.61	1,065,707	61,043	5.73	973,968	57,245	5.88
Noninterest-earning assets:
Cash and due from banks	63,670			53,580			44,962
Intangible assets	92,949			63,781			52,848
Premises and equipment, net	38,067			27,597			26,374
Accrued interest receivable and other assets	48,051			41,617			42,589
Allowance for loan losses	(11,915)			(10,999)			(10,832)

Total noninterest-earning assets	230,822			175,576			155,941

TOTAL ASSETS	$1,429,042			$1,241,283			$1,129,909

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$463,836	$4,241	0.91%	$420,091	$1,854	0.44%	$351,245	$1,523	0.43%
Time deposits	295,619	7,057	2.39	293,157	4,782	1.63	335,240	6,808	2.03
Fed funds purchased and securities under agreement to repurchase	23,174	635	2.74	22,181	176	0.79	22,315	125	0.56
Junior subordinated debentures	47,000	3,212	6.83	44,423	2,233	5.03	37,707	2,252	5.97
Note payable	1,688	83	4.92	952	48	5.04	1,139	47	4.13

Total interest-bearing liabilities	831,317	15,228	1.83	780,804	9,093	1.16	747,646	10,755	1.44
Noninterest-bearing liabilities:
Demand deposits	416,168			316,207			249,465
Accrued interest payable and other liabilities	10,043			8,611			12,344

Total noninterest-bearing liabilities, net	426,211			324,818			261,809

TOTAL LIABILITIES	1,257,528			1,105,622			1,009,455
STOCKHOLDERS’ EQUITY	171,514			135,661			120,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,429,042			$1,241,283			$1,129,909

Net interest income		$64,009			$51,950			$46,490

Net interest spread(2)			4.78%			4.57%			4.44%

Net interest margin(3)			5.34%			4.87%			4.77%

(1)	Yields on tax-exempt securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.

(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.
     The following table presents the changes in the components of net interest income and identifies the part of each change due to differences in the average volume of our interest-earning assets and interest-bearing liabilities and the part of each change due to the average rate on those assets and liabilities. The changes in interest due to both volume and rate in the table have been allocated to volume or rate change in proportion to the absolute amounts of the change in each.

	Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Changes In:			Changes In:
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest-earning assets:
Loans, net of unearned income	$10,477	$7,562	$18,039	$8,772	$(2,214)	$6,558
Securities	(1,204)	443	(761)	(2,043)	(933)	(2,976)
Time deposits in other banks	45	178	223	22	35	57
Fed funds sold	(41)	734	693	51	108	159

Total interest income	9,277	8,917	18,194	6,802	(3,004)	3,798

Interest-bearing liabilities:
Demand, savings and money market deposits	193	2,194	2,387	299	32	331
Time deposits	40	2,235	2,275	(855)	(1,171)	(2,026)
Fed funds purchased and securities sold under agreement to repurchase	8	451	459	(1)	52	51
Junior subordinated debentures	130	849	979	401	(420)	(19)
Notes payable	37	(2)	35	(8)	9	1

Total interest expense	408	5,727	6,135	(164)	(1,498)	(1,662)

Increase (Decrease) in net interest income	$8,869	$3,190	$12,059	$6,965	$(1,505)	$5,460

     Provision for Loan Losses
     The amount of our provision for loan losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, especially nonperforming and other potential problem loans. As discussed above, during these evaluations, we consider various factors. For additional information concerning the factors considered in these evaluations, see “Critical Accounting Policies—Loans and Allowance for Loan Losses.”
     Our provision for loan losses for the year ended December 31, 2005 was $900,000, compared to $450,000 for the previous year. Our provision in 2005 represented an increase of $450,000, or 100%, from our 2004 provision. Due to increased loan growth, it was necessary to increase our provision in 2005 to maintain adequate allowances for loan loss. Our provision for loan losses for the year ended December 31, 2004 was $450,000, compared to $118,000 for 2003. Our provision in 2004 represented an increase of $332,000, or 281.4%, from our 2003 provision. The unusually low provision recorded in 2003 was primarily related to our improved loan quality and recoveries received during the prior year, which exceeded management’s expectations, thereby reducing the need for a provision. During 2004, due to loan growth, it became necessary to begin to increase our provision to more normal levels.
     Noninterest Income
     Our noninterest income for 2005 was $18.7 million, as compared to $15.8 million in 2004. Noninterest income for each of 2004 and 2003 was $15.8 million. Noninterest income represented approximately 1.3%, 1.3% and 1.4% of average assets in 2005, 2004 and 2003, respectively. Additionally, our noninterest income represented approximately 19.1%, 20.6% and 21.7% of our total revenues as of December 31, 2005, 2004 and 2003, respectively.
     As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various services. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 54.4%, 59.0% and 55.4% of total noninterest income in 2005, 2004 and 2003, respectively. This income source increased to $10.2 million in 2005, from $9.3 million in 2004 and from $8.7 million in 2003. These increases were primarily due to an increase in our number of transactional and savings accounts. We periodically review service charge rates in an effort to maximize service charge income while maintaining a competitive position.
     Gain on sale of loans of $3.0 million was our second largest source of noninterest income in 2005, as compared to $2.3 million in 2004, and $3.2 million in 2003. Income from gain on sale of loans as a percentage of our total noninterest income was 15.8%, 14.3% and 20.0% in 2005, 2004 and 2003, respectively. This source of noninterest income is derived primarily from the origination and subsequent sale of mortgage loans. The origination of these loans is primarily from two sources, the purchase of new homes and the refinancing of existing home loans. Loans for sale originated in 2005 were $132.0 million, compared to $102.4 million in 2004, representing an increase of $29.6 million. This increase was primarily related to efforts to expand our mortgage operations in the Tarrant County market. However, due to poor operating results related to the mortgage operations in the Tarrant County market, management elected in the fourth quarter of 2005 to realign the Companywide mortgage division and discontinue the mortgage operations in the Tarrant County market. Due to this decision, a severance package totaling $125,000 was recorded related to the termination of the employees in that particular market. We anticipate origination volumes to return to 2004 levels and operating results for this division to improve. The decrease in gain on sale of loans from 2003 to 2004 is primarily related to a decrease in the volume of mortgages attributable to refinancing activities. As demand is reduced, we originate fewer loans for sale. Loans for sale originated in 2004 were $102.4 million as compared to $138.0 million in 2003. We hedge this risk by committing to sell the mortgage loans on a “best efforts” basis to secondary mortgage buyers at the time the rate is locked into the borrower, which in effect eliminates most of the interest rate risk at the time of loan commitment.
     The third largest source of noninterest income during 2005 was the income on bank-owned life insurance. During the year ended December 31, 2005, income on bank-owned life insurance was $1.4 million compared to $1.3 million for 2004 and $1.2 million for 2003. These represented increases of 8.3% and 7.1%, respectively, for 2005 and 2004. The increase in 2005 was primarily related to the full year effect of policies purchased during the fourth quarter of 2004. The increase in 2004 was primarily related to policies acquired through the Mercantile acquisition and to additional purchases of bank-owned life insurance during the year.
     Other income was $4.2 million for the year ended December 31, 2005, compared with $3.0 million in 2004 and $2.7 million in 2003. The growth in other income is primarily attributable to the increase in debit card usage, the gain on sale received from the sale of Pulse Network to Discover Financial Services, increased trust fees, and increased brokerage fees. Debit card income in 2005 increased $301,000 from 2004 primarily due to increased activity and new accounts. The gain recorded in 2005 on the sale of the Pulse Network, in which we had a shared interest base do network usage, to Discover Financial Services was $283,000. The sales proceeds were allocated to the network members based on network usage. There was no effect on any sharing arrangements with the ATM network in the form of fees or services. Brokerage fees in 2005 increased $166,000 from 2004 primarily due to favorable market conditions. Trust fees increased $84,000 in 2005 over 2004 primarily due to organic growth.
     The following table sets forth the various components of our noninterest income for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Service charges on deposit accounts	$10,166	54.4%	$9,333	59.0%	$8,749	55.4%
Gain on sale of loans	2,950	15.8	2,261	14.3	3,159	20.0
Bank owned life insurance	1,364	7.3	1,259	8.0	1,176	7.4
Net realized gain on sale of securities	1	0.0	—	—	11	0.1
Impairment of investment securities	—	—	(26)	(0.2)	—	—
Other	4,208	22.5	2,983	18.9	2,703	17.1

Total noninterest income	$18,689	100.0%	$15,810	100.0%	$15,798	100.0%

     Noninterest Expense
     Our total noninterest expense increased to $57.0 million in 2005, from $47.6 million in 2004 and $48.3 million in 2003. This represents a year over year increase in noninterest expense of 19.9% for 2005 and a decrease of 1.5% for 2004. The increase from 2004 to 2005 was primarily attributable to the acquisitions of Mercantile and Heritage. The 2005 noninterest expense compared to the 2004 noninterest expense included three months of expense related to Heritage and a full year of expense (as compared to five months in 2004) related to Mercantile. The decrease from 2003 to 2004 was primarily attributable to the loss on retirement of debt acquired in the Independent Bankshares acquisition recorded in 2003 as described below. We believe that the improvement in our efficiency ratio from 73.3% (69.3% excluding the loss on retirement of debt) in 2003 to 66.0% in 2004 and to 64.7% in 2005 was due primarily to efficiencies created over the three year time period related to the merger of our charter banks and our ability to integrate quickly the acquisition of Mercantile in 2004 and Heritage in 2005.

     We anticipate that the overall volume of our noninterest expense will increase as we grow. However, we remain committed to controlling costs and efficiency and intend to moderate these increases relative to our revenue growth.
     Salaries and employee benefit expenses increased to $29.8 million in 2005, from $24.5 million in 2004. Of the increase in 2005, $1.8 million is attributable to Mercantile, $1.2 million is attributable to pay increases and new positions, $805,000 is related to our mortgage department in Tarrant County, $767,000 is attributable to Heritage, $329,000 is related to increases in our medical and other benefit costs and $283,000 is attributable to the related taxes. Salaries and employee benefit expenses increased to $24.5 million in 2004 from $22.4 million in 2003. This increase was primarily due to a $1.8 million increase resulting from our acquisition of Mercantile, increases in our medical benefit costs as well as normal pay increases.
     Occupancy and equipment expenses increased to $9.2 million in 2005, from $7.7 million in 2004. Of this increase, $705,000 was related to the acquisition of Mercantile, $256,000 was related to the acquisition of Heritage, $107,000 was related to new mortgage facilities in the Tarrant County market, and $232,000 was related to increased ad valorem taxes on new and existing facilities. Occupancy and equipment expenses increased to $7.7 million in 2004, from $7.5 million in 2003. This increase was primarily attributable to an increase of $420,000 resulting from our acquisition of Mercantile. This increase was partially offset by decreases in depreciation expense as assets became fully depreciated in 2003.
     Intangible amortization expenses were $3.5 million, $2.9 million and $2.7 million, or 6.2%, 6.1% and 5.6% of total noninterest expenses, in 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was primarily related to a full year of core deposit intangible amortization related to the Mercantile acquisition. As the acquisition was completed July 2004, only five months of amortization was recorded in 2004. During 2005, an additional $452,000 in core deposit amortization expense was recorded related to the Mercantile acquisition. The reminder of the increase is due to $223,000 of core deposit intangible and other intangible amortization related to Heritage. This increase was partially offset by the effects of our amortization methodology. Because we amortize our core deposit intangibles on an accelerated basis, in most years, the amortization will decrease if there are no changes to the balance of core deposit intangibles. The effects of this methodology caused a decrease in intangible amortization expense of $45,000 in 2005. The increase from 2003 to 2004 was related to $373,000 of core deposit intangible amortization related to the Mercantile acquisition. This increase was also partially offset by the effects of the above mentioned amortization methodology. The effects of this methodology caused a decrease in intangible amortization expense of $170,000 in 2004.
     Professional fee expenses were $1.3 million, $1.1 million and $1.0 million, or 2.3%, 2.4% and 2.1% of total noninterest expenses, in 2005, 2004 and 2003, respectively. Communication expenses were $1.2 million, $1.0 million and $1.1 million, or 2.2%, 2.1% and 2.3% of total noninterest expenses, in 2005, 2004 and 2003, respectively. Data processing expenses were $0.9 million, $0.8 million and $1.0 million, or 1.5%, 1.7% and 2.0% of total noninterest expenses, in 2005, 2004 and 2003, respectively.
     Loss on retirement of debt was $2.5 million in 2003, which is attributable to the refinance of the assumption in 2000 of $13.0 million of fixed rate trust preferred securities issued by the subsidiary of Independent Bankshares, Independent Capital Trust.
     Restructuring and merger expenses were $289,000, $285,000 and $1.0 million, or 0.5%, 0.6% and 2.1% of total noninterest expenses, in 2005, 2004 and 2003, respectively. The restructuring and merger expenses in 2005 were related to our acquisition of Heritage, the expenses in 2004 were related to our acquisition of Mercantile and the expenses in 2003 were related to the merger of our bank charters.
     Our expenses related to other real estate and repossessed assets were $8,000, $263,000 and $359,000, or 0.0%, 0.5% and 0.7% of total noninterest expenses, in 2005, 2004 and 2003, respectively. The decline from 2004 to 2005 was primarily due to the sale of two large properties with a carrying value of $955,000 that generated the majority of OREO expense. The decrease from 2003 to 2004 was primarily due to the sale of properties we foreclosed on in 2002.
     Other noninterest expense also increased annually during the prior three-year period; however, these increases were primarily related to our asset growth over this period.

     The following table sets forth a summary of noninterest expense for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Salaries and employee benefits:
Salaries	$24,681	43.3%	$20,372	42.8%	$18,465	38.2%
Medical and other benefits	2,340	4.1	1,905	4.0	1,831	3.8
Pension	1,088	1.9	843	1.8	799	1.7
Payroll taxes	1,681	2.9	1,387	2.9	1,321	2.7

Total salaries and employee benefits	29,790	52.2	24,507	51.5	22,416	46.4
Net occupancy and equipment expense	9,175	16.1	7,678	16.1	7,529	15.6
Amortization of intangibles	3,518	6.2	2,888	6.1	2,685	5.6
Professional fees	1,298	2.3	1,143	2.4	1,023	2.1
Communication expense	1,227	2.2	1,016	2.1	1,129	2.3
Advertising	1,332	2.3	882	1.9	1,063	2.2
Supplies	807	1.4	823	1.7	803	1.7
Data processing	867	1.5	788	1.7	973	2.0
Courier	817	1.4	736	1.6	767	1.6
Postage	745	1.3	671	1.4	694	1.4
Restructuring/merger expenses	289	0.5	285	0.6	1,020	2.1
Other real estate	8	0.0	263	0.5	359	0.7
Loss on retirement of debt	—	—	—	—	2,503	5.2
Other	7,158	12.6	5,904	12.4	5,355	11.1

Total noninterest expense	$57,031	100.0%	$47,584	100.0%	$48,319	100.0%

     Provision for Income Taxes
     Our income tax expense was $7.9 million for 2005, as compared to $6.3 million for 2004 and $4.2 million for 2003. These increases were due to increasing income before income taxes. Our effective tax rates on pretax income were 32.2%, 32.1% and 30.5% for the years 2005, 2004 and 2003, respectively. These increases were due to declining tax exempt income (bank owned life insurance and municipal bonds) relative to income before income taxes.
Financial Condition
     Our total assets as of December 31, 2005 were $1.7 billion compared to $1.4 billion as of December 31, 2004 and $1.1 billion as of December 31, 2003. The increase in our total assets during 2005 was primarily the result of the Heritage acquisition, in which we acquired $264.5 million in assets after purchase accounting adjustments. The increase in 2004 was primarily the result of the Mercantile acquisition, in which we acquired $252.1 million in assets after purchase accounting adjustments.
     Our total deposits increased to $1.4 billion as of December 31, 2005, representing an increase of $230.7 million, or 20.5%, from $1.1 billion as of December 31, 2004. The increase was primarily due to the Heritage acquisition, in which we acquired $197.3 million in deposits. Total deposits increased $187.7 million at December 31, 2004, or 20.0%, from $938.7 million as of December 31, 2003. The increase was primarily due to the Mercantile acquisition, in which we acquired $197.9 million in deposits. This increase was offset by an approximate decrease of $10.2 million in existing deposits. The decrease in 2004 was primarily due to decreases in interest rates paid on our time deposit accounts, causing a lower demand for these accounts. We planned the reduction in our deposit accounts, specifically in an effort to realign our deposit mix.
     As of December 31, 2005, our total stockholders’ equity was $212.3 million, representing an increase of 40.2% from $151.4 million as of December 31, 2004. The increase in our total stockholders’ equity during 2005 was primarily the result of our earnings and our initial public offering that took place September 30, 2005.

     Loans
     Our loan portfolio is comprised of loans made to businesses, individuals, and farm and ranch operations located in our primary trade areas. Real estate loans represent loans primarily for residential construction, commercial non-owner-occupied and owner-occupied real estate.
     As of December 31, 2005, our total loans were $1.1 billion, an increase of $136.8 million from $937.8 million at December 31, 2004. In 2005, real estate loans increased $126.1 million, commercial loans increased $3.1 million, agriculture and other loans increased $6.4 million, and consumer loans increased $1.2 million compared to 2004. The increase in our loan portfolio was primarily attributable to our acquisition of Heritage in which we acquired $104.1 million in loans after purchase accounting adjustments and to organic loan growth of $32.7 million. The acquisition of Heritage did not have a material impact on the relative composition of our loan portfolio. Our total loans averaged $989.4 million during 2005, an increase of $163.4 million over the prior year’s average.
     The following table presents our loan balances by category as of the dates indicated.

	As of December 31,
	2005	2004	2003	2002	2001
		(Dollars In thousands)
Real estate—construction	$144,721	$132,214	$107,382	$103,111	$96,699
Real estate—1-4 family	125,901	94,427	81,022	92,402	104,188
Real estate—other	415,047	332,870	241,010	192,051	156,929
Commercial loans	263,975	260,923	200,297	186,409	192,580
Consumer loans	40,321	39,135	37,845	42,399	60,977
Agriculture and other loans	84,646	78,215	69,013	42,700	33,444

Total loans	1,074,611	937,784	736,569	659,072	644,817
Less: Allowance for loan losses	(12,591)	(11,383)	(10,026)	(10,914)	(10,756)
Deferred dealer premiums and loan costs	—	—	—	(3)	(24)

Loans, net	$1,062,020	$926,401	$726,543	$648,155	$634,037

     We are primarily involved in making commercial loans to small-to medium-sized businesses and professionals. We offer a variety of commercial and real estate lending products including revolving lines of credit, letters of credit, working capital loans, loans to finance accounts receivable, inventory and equipment, commercial real estate purchase loans, construction loans, refinance loans and various types of agriculture loans. As of December 31, 2005, 2004 and 2003, our total loans, net of unearned income, were $1.1 billion, $937.8 million and $736.6 million, respectively. The increase in our loan volume from 2004 to 2005 resulted primarily from, as mentioned above, our acquisition of Heritage and organic loan growth. Our total loans, net of unearned income as a percentage of total assets, decreased to 64.6% as of December 31, 2005 from 69.5% and 65.4% as of December 31, 2004 and 2003, respectively.
     Real estate loans, the largest component of our loan portfolio, equaled $685.7 million, $559.5 million and $429.4 million as of December 31, 2005, 2004 and 2003, respectively. The percentage of our real estate loans in relation to our total loan portfolio, however, has remained relatively constant. Real estate secured loans as a percentage of total loans were 63.8%, 59.7% and 58.3% for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Of the Real Estate—1-4 family loans, approximately 71.5% are owner occupied as of December 31, 2005.
     Typically, our commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets. Commercial loans increased to $264.0 million as of December 31, 2005 from $260.9 million and $200.3 million as of December 31, 2004 and 2003, respectively. Commercial loans as a percentage of total loans were 24.6%, 27.8% and 27.2% at the end of 2005, 2004 and 2003, respectively.
     We also make installment consumer loans. Individual loans have historically represented a small part of our total loan portfolio. Our customer base is primarily in the North/West Texas and southern New Mexico areas. Although we have a diversified loan portfolio, our borrowers’ ability to repay their loans is substantially dependent upon the general economic conditions of the region, which consist primarily of agribusiness, manufacturing, wholesale/retail and health care industries, and institutions of higher education. Consumer loans increased to $40.3 million as of December 31, 2005 from $39.1 million as of December 31, 2004. Consumer loans as of December 31, 2003 totaled

$37.8 million. Consumer loans as a percentage of total loans were 3.7%, 4.2% and 5.1% at December 31, 2005, 2004 and 2003, respectively.
     Agriculture and other loans increased to $84.7 million as of December 31, 2005 from $78.2 million as of December 31, 2004. Agriculture and other loans as of December 31, 2003 totaled $69.0 million. Agriculture and other loans as a percentage of total loans were 7.9%, 8.3% and 9.4% at December 31, 2005, 2004 and 2003, respectively.
     The following table presents the distribution of the maturity of our loans and the interest rate sensitivity of those loans at December 31, 2005. The table also presents the portion of our loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

	As of December 31, 2005
	One Year and	One to	Over	Total
	Less	Five Years	Five Years	Carrying Value
		(In thousands)
Real estate—construction	$105,815	$23,905	$15,001	$144,721
Real estate—1-4 family	20,919	53,491	51,491	125,901
Real estate—other	61,703	222,518	130,826	415,047
Commercial loans	141,595	88,052	34,328	263,975
Consumer loans	18,247	19,477	2,597	40,321
Agriculture and other loans	74,089	7,297	3,260	84,646

Total loans	$422,368	$414,740	$237,503	$1,074,611

With fixed interest rates	$98,785	$225,436	$68,454	$392,675
With variable interest rates	323,583	189,304	169,049	681,936

Total loans	$422,368	$414,740	$237,503	$1,074,611

     Underwriting Strategy
     As of December 31, 2005, our legal lending limit to any one borrower was $20.9 million and our largest loan to any one borrower was $14.2 million. We generally operate within an internal lending limit equal to approximately two-thirds of our legal lending limit. While we grant our lending officers various levels of loan approval authority based upon our assessment of their level of experience and expertise, their discretionary authority is relatively small in relation to our legal lending limit, and a majority of our loans by volume are approved via a loan committee system. We believe that we have developed conservative loan policies and underwriting practices. In addition, we have placed increased emphasis on the early identification of problem loans in an effort to aggressively seek resolution of these situations before these loans become a loss. See “Business—Lending Activities—Underwriting Strategy” for further information.
     Nonperforming Assets
     Our nonperforming loans consist of nonaccrual, past due and restructured loans. A past due loan is an accruing loan that is contractually past due 90 days or more as to principal or interest payments. Loans on which we do not expect to collect interest in the normal course of business are placed on nonaccrual or are restructured. When a loan is placed on nonaccrual status, any interest previously accrued, but not yet collected, is reversed against current income unless, in the opinion of management, the outstanding interest remains collectible. Thereafter, interest is included in income only to the extent of cash received. A loan is restored to accrual status when all interest and principal payments are current and the borrower has demonstrated to management the ability to make payments of principal and interest as scheduled.
     A “restructured loan” is a loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.
     Our nonperforming loans are fully or substantially collateralized by assets, with any excess of loan balances over collateral values allocated in the allowance for loan loss. Assets acquired through foreclosure are carried at the lower of cost or estimated fair value, net of estimated costs of disposal, if any. See “Other Real Estate and Other Repossessed Assets” for further information.

     The following table lists nonaccrual, past due and restructured loans, and other real estate and other repossessed assets as of the dates indicated.

	As of December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Nonaccrual loans	$8,654	$6,926	$5,454	$8,528	$8,629
Accruing loans past due over 90 days	—	68	245	156	702
Restructured loans	88	226	384	103	793
Other real estate	927	1,943	2,220	3,640	1,057
Other repossessed assets	8	9	12	50	54

Total nonperforming assets	$9,677	$9,172	$8,315	$12,477	$11,235

Total nonperforming assets to total loans and other real estate	0.90%	0.98%	1.13%	1.88%	1.74%

     Nonperforming assets, which consist of nonperforming loans and foreclosed assets, were $9.7 million at December 31, 2005, as compared to $9.2 million at December 31, 2004 and $8.3 million at December 31, 2003. As a percentage of loans and other real estate, nonperforming assets were 0.9% at December 31, 2005, as compared to 1.0% at December 31, 2004 and 1.1% at December 31, 2003.
     At December 31, 2005, 2004 and 2003, loans identified as being impaired consisted of nonhomogeneous loans placed on nonaccrual status.
     For the years ended December 31, 2005, 2004 and 2003, the average investment in loans that are considered to be impaired under SFAS No. 114 was approximately $7.8 million, $6.2 million and $7.0 million, respectively. As of December 31, 2005, 2004 and 2003, there were $8.6 million, $6.9 million and $5.3 million, respectively, of impaired loans for which our related specific reserve for loan losses was approximately $2.0 million, $1.4 million and $1.1 million, respectively. We had $28,000, $38,000 and $171,000 of impaired loans at December 31, 2005, 2004 and 2003, respectively, that did not have a specific related reserve for loan losses.
     The approximate effect of such nonperforming assets was a loss of interest income of approximately $477,000, $412,000 and $496,000 for the year ended December 31, 2005, 2004 and 2003, respectively. Payments that we received on these loans were first applied to principal and then interest at the end of the note term. We recognized interest income of $294,000, $143,000 and $292,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We do not believe that the acquisition of Mercantile or Heritage had a material effect on our asset quality.
     We define a potential problem loan as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. We do not believe we have any potential problem loans, other than those reported in the above table or those included on our watch list as discussed below.
     We follow a loan review program to evaluate the credit risk in our loan portfolio. Through our loan review process, we maintain an internally classified loan list that, along with the list of nonperforming loans discussed below, helps management assess the overall quality of our loan portfolio and the adequacy of our allowance. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources, involvement in bankruptcy proceedings or poor financial condition, which may jeopardize recoverability of the loan. Loans we classify as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated, at present. Although loans we classify as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged off.
     In addition to the internally classified loans, we have a “watch list” of loans that further assists us in monitoring our loan portfolio. We include a loan on our watch list if it demonstrates one or more deficiencies requiring attention in the near term or if the loan’s ratios have weakened to a point where more frequent monitoring is warranted. These loans do not have all the characteristics of a classified loan (substandard, doubtful or loss), but do have weakened elements as compared with loans of a satisfactory credit. Our management reviews the loans on our watch list to assist in assessing the adequacy of our allowance. Substantially all of the loans on our watch list at December 31, 2005 were current and paying in accordance with loan terms.
     Other Real Estate and Other Repossessed Assets
     Foreclosures on defaulted loans result in our acquiring other real estate and other repossessed assets. Accordingly, we incur other expenses, specifically net costs applicable to other real estate and other repossessed assets, in maintaining, insuring and selling such assets. We attempt to convert nonperforming loans into interest-earning assets, although usually at a lower dollar amount than the face value of such loans, either through liquidation of the collateral securing the loan or through intensified collection efforts.
     Our other real estate and other repossessed assets consist of real property and other assets unrelated to our banking premises or facilities. Income derived from our other real estate and other repossessed assets, if any, is generally less than that which would have been earned as interest at the original contract rates on the related loans. At December 31, 2005, 2004 and 2003, our other real estate and other repossessed assets had an aggregate book value of $0.9 million, $2.0 million and $2.2 million, respectively. Other real estate and other repossessed assets decreased $1,017,000, or 52.1%, from 2004 to 2005, primarily due to our sale of two large properties with a carrying value of $955,000. Our other real estate and other repossessed assets decreased $280,000, or 12.5%, from 2003 to 2004, primarily due to our sale of properties and fewer repossessed assets and foreclosures acquired. Our December 31, 2005 balance of $0.9 million included five commercial and/or agriculture properties valued at $518,000, 10 residential properties valued at $409,000, and three repossessed automobiles valued at $8,000. Our December 31, 2004 balance of $2.0 million included seven commercial and/or agriculture properties valued at $922,000, 12 residential properties valued at $1.0 million, and two repossessed automobiles valued at $9,000. Our December 31, 2003 balance of $2.2 million included ten commercial and/or agriculture properties valued at $1.5 million, five residential properties valued at $737,000, and five repossessed automobiles valued at $12,000.
     Allowance for Loan Losses
     We have established an allowance for loan losses to provide for losses on loans that we deem to be uncollectible. The assessment of the amount of loss exposure on any one individual loan is inherently subjective and requires estimates that are subject to revision as new information becomes available or circumstances change. As a result of these facts, the estimate of the amount required for an adequate allowance for loan loss is the best approximation management can make. The allowance for loan losses is maintained at a level that, in our judgment, is adequate to absorb loan losses inherent in the loan portfolio.
     The allowance for loan losses is based on monthly and quarterly assessments of the probable estimated losses inherent in the loan portfolio utilizing a multi-step process. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include past loan loss experience, known inherent risk in the portfolio, adverse situations that may affect the ability of a particular borrower to repay, the estimated value of any underlying collateral, percentage of total loans that were acquired and underwritten under a different credit policy and current economic conditions. The allowance for loan losses is comprised of three elements which include: 1) allowances established on specific loans, 2) allowances based on loss experience and trends in pools of or loans with similar characteristics and 3) unallocated allowances based on general economic conditions and other internal and external risk factors in our individual markets.
     The monthly process involves a comparison of the allowance for loan loss model amount to the actual account balance after adjustments are made to the account for losses, recoveries and provisions for that month. Then, an in-depth review is performed quarterly by our senior officers of individual adversely risk rated, real estate, commercial and agriculture loans to determine the adequacy of the amount assigned to that loan. However, if bank management becomes aware of circumstances that warrant a revision of the assigned amount for an individual loan prior to the quarterly review, then a new amount is assigned at that time and incorporated into the model. All consumer loans and non-adversely risk rated real estate, commercial, agricultural and all other loans are evaluated as pools of loans, based on historical loan loss ratios which are updated monthly.
     A model is used to measure the estimated allowance requirement, and that amount is compared to the actual account balance to determine if the account balance is sufficient. The model results are presented in four sections and summarized in a report that is presented to the Bank’s board monthly. Our credit policy sets specific limits within which the account balance can vary from the indicated model requirement. The actual amount of the allowance for loan loss account balance is to be no less than 90%, nor more than 135% of the estimated amount. Should the balance fall below the indicated requirement, the policy requires additional provision be made to restore the account to an acceptable level.
     The quarterly assessment of adequacy includes an individual review of all adversely risk rated loans. A goal of this review, among other things, is to determine the estimated amount of the assignment for that individual loan. Our credit policy specifies that any adversely risk rated loan must have a reserve assignment of no less than the established formula percentage for that assigned risk rating. Our credit policy further requires that if the review indicates the need for a larger reserve requirement than that provided by the formula, the larger amount is to be assigned. The first section of the model brings together all assignments based on the established formula percentage for each adverse loan, or the larger reserve amount, if needed, and the second section of the model brings together all the specific reserve assignments for adversely risk rated loans. The model next uses a historical loss percentage to assign the reserve amount for non-adverse risk rated loans and all consumer loans. Past due status of consumer loans is used to assign a different reserve for that group in the model. Finally, the model assigns a general reserve amount to all non-adversely risk rated loans based on regulatory agency guidelines as described below. The total of these amounts is the total to which the actual allowance for loan loss balance is compared to determine appropriateness of the final reserve balance.
     Our assessment model considers factors other than those relating to a specific loan in determining the appropriate loan loss reserve. Bank regulatory issuances concerning loan loss analysis require national banks to incorporate into their analysis a number of factors. These factors include changes in the national and local economic and business conditions relating to the bank’s markets, changes in the nature and volume of the loan portfolio, changes in the experience, ability, and depth of lending management, the trend of the volume and severity of past due loans, adversely risk rated loans, and the trend and volume of nonaccrual loans, the quality of the institution’s loan review system, concentrations of credit, as well as external factors such as legal and regulatory requirements that may influence credit losses. Our model weights the impact of these factors in calculating the additional general reserve to be part of the total reserve. Our credit policy requires that this evaluation be done quarterly in conjunction with the review of individual credit loss exposure estimates discussed above.
     As described above, the primary causes of changes in the allowance are directly related to asset quality indicators such as fluctuations in past due loan amounts, dollar volume of adverse risk rated loans and trailing loan loss experience and trends. These asset quality factors are impacted by general economic conditions, commodity prices, interest rate levels and a number of individual borrower factors.
     We have an internal loan review staff which reports directly to the Audit Committee. In addition to testing the risk rating assignments made by the lending staff, the internal loan review group is responsible for maintaining our watch list, running the allowance for loan loss model, and preparing the report for the monthly Board meeting. The internal loan review group also is responsible for administering the quarterly reviews of the adversely risk rated loans and incorporating the results into the model.
     In addition to the internal loan review program, periodically the bank has engaged an independent third party to perform an additional review of the underwriting and risk rating analysis of a representative sample of non-consumer loans. The third party’s evaluation and report is shared with management.
     As a percent of average loans, our net loan charge-offs were 0.14%, 0.18% and 0.14% during 2005, 2004, and 2003, respectively. Our allowance for loan losses as a percentage of loans was 1.17% as of December 31, 2005, as compared to 1.21% as of December 31, 2004 and 1.36% as of December 31, 2003. The decline in this overall percentage was attributable to many factors, including improved asset quality, improved business and economic conditions and improved historical loan loss ratios. Asset quality improved primarily due to improving business conditions and declining interest rates which increased asset valuations. A key indicator of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans, which consist of nonaccrual loans, loans past due 90 days, and restructured loans. The ratio representing our allowance to our nonperforming loans is disclosed in the table below.
     Although we believe that we use the best information available to make loan loss allowance determinations, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making our initial determinations. A downturn in the economy and employment rates could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of their examination process, bank regulatory agencies periodically review our allowance for loan losses. The banking agencies could require the recognition of additions to our loan loss allowance based on their judgment of information available to them at the time of their examination.

     The following table presents the activity in our allowance for loan losses for each of the past five years. The table also presents our average loan balances and certain pertinent ratios for the last five years.

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, beginning of period	$11,383	$10,026	$10,914	$10,756	$11,658
Provision for loan losses	900	450	118	1,118	11,730

Loan loss reserves of acquired banks	1,670	2,410	—	—	1,582
Loans charged-off:
Real estate—construction	72	23	8	86	175
Real estate—1-4 family	96	69	176	41	634
Real estate—other	0	222	131	225	81
Commercial loans	1,067	1,410	1,050	1,584	9,669
Consumer loans	820	639	553	858	1,892
Agriculture and other loans	500	2	27	—	3,152

Total charge-offs	2,555	2,365	1,945	2,794	15,603

Recoveries of loans previously charged-off:
Real estate—construction	45	—	—	14	—
Real estate—1-4 family	18	28	179	7	5
Real estate—other	12	12	7	—	—
Commercial loans	535	609	349	1,410	1,101
Consumer loans	573	208	305	285	275
Agriculture and other loans	10	5	99	118	8

Total recoveries	1,193	862	939	1,834	1,389

Net loans charged-off	1,362	1,503	1,006	960	14,214

Balance, end of period	$12,591	$11,383	$10,026	$10,914	$10,756

Average loans outstanding, net of unearned income, for the period ended	$989,406	$825,981	$694,533	$651,181	$654,376
Ratio of net loan charge-offs to average loans, net of unearned income, for the period ended December 31	0.14%	0.18%	0.14%	0.15%	2.17%
Ratio of allowance for loan losses to total loans, net of unearned income	1.17%	1.21%	1.36%	1.66%	1.67%

     The following table shows the allocations in our allowance and the respective percentages of each loan category to our total loans as of the dates indicated. The unallocated portion of the allowance is impacted by the general economic conditions and other factors. The process by which we analyze and determine the amount of our allowance for loan losses is discussed fully in “Allowance for Loan Losses.” As a result of asset quality improvement resulting from improved business conditions and declining interest rates during 2002 and 2003, the unallocated portion of our allowance for loan losses as it relates to the overall outstanding loan balance has declined, as a percentage of the outstanding loans, from 0.49% at December 31, 2003 to 0.44% at December 31, 2004, and 0.38% at December 31, 2005. Other than the loan types presented in the table below, we had no loan concentration at December 31, 2005 that represented more than 10% of our total loans.

	As of December 31,
	2005		2004		2003		2002		2001
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate—construction	$472	13.5%	$554	14.1%	$413	14.6%	$651	15.6%	$1,021	15.0%
Real estate—1-4 family	1,104	11.7	830	10.1	713	11.0	935	14.0	1,032	16.1
Real estate—other	2,843	38.6	2,002	35.5	1,818	32.7	1,707	29.2	1,485	24.3
Commercial loans	3,006	24.5	2,415	27.8	1,981	27.2	2,157	28.3	2,708	29.9
Loans to individuals	342	3.8	454	4.2	502	5.1	906	6.4	1,333	9.5
Agriculture and other loans	776	7.9	995	8.3	967	9.4	370	6.5	141	5.2

Total allocated	8,543	100.0%	7,250	100.0%	6,394	100.0%	6,726	100.0%	7,720	100.0%

Unallocated	4,048		4,133		3,632		4,188		3,036

Total allowance for loan losses	$12,591		$11,383		$10,026		$10,914		$10,756

     Investment Securities
     Our investment securities totaled $214.9 million as of December 31, 2005, as compared to $159.3 million as of December 31, 2004 and $218.1 million at December 31, 2003. At December 31, 2004, 2003 and 2002, the majority of our securities were classified as securities available-for-sale. The reduction in our volume of investment securities throughout the past three years is primarily a result of our increasing loan activity and a reduction in our time-deposits. See “Deposits” for further information.
     The following is a summary of our securities classified as available-for-sale and held-to-maturity as of the dates indicated.

	Available-for-Sale		Held-to-Maturity		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)
December 31, 2005:
U.S. treasury securities	$7,051	$6,969	$—	$—	$7,051	$6,969
U.S. government agencies obligations	109,516	108,622	—	—	109,516	108,622
Collateralized mortgage obligations	165	166	—	—	165	166
Mortgage-backed securities	64,357	63,292	—	—	64,357	63,292
State and municipal obligations	26,294	26,348	—	—	26,294	26,348
Federal Reserve Bank stock and other investments	1,414	1,390	8,094	8,094	9,508	9,484

Total	$208,797	$206,787	$8,094	$8,094	$216,891	$214,881

December 31, 2004:
U.S. treasury securities	$7,270	$7,228	$—	$—	$7,270	$7,228
U.S. government agencies obligations	76,647	77,421	—	—	76,647	77,421
Collateralized mortgage obligations	1,398	1,396	—	—	1,398	1,396
Mortgage-backed securities	60,837	60,501	—	—	60,837	60,501
State and municipal obligations	3,034	3,101	—	—	3,034	3,101
Federal Reserve Bank stock and other investments	1,361	1,361	8,306	8,306	9,667	9,667

Total	$150,547	$151,008	$8,306	$8,306	$158,853	$159,314

December 31, 2003:
U.S. treasury securities	$7,597	$7,639	$—	$—	$7,597	$7,639
U.S. government agencies obligations	104,488	107,784	—	—	104,488	107,784
Collateralized mortgage obligations	8,205	8,268	—	—	8,205	8,268
Mortgage-backed securities	83,718	83,989	—	—	83,718	83,989
State and municipal obligations	1,920	2,048	—	—	1,920	2,048
Federal Reserve Bank stock and other investments	1,341	1,311	7,073	7,073	8,414	8,384

Total	$207,269	$211,039	$7,073	$7,073	$214,342	$218,112

     Investment Portfolio—Maturity and Yields
     The estimated fair value of our securities portfolio at December 31, 2005 is presented below by contractual maturity.

	As of
	December 31, 2005
			After One but		After Five but
	Within		Within Five		Within		After
	One Year		Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale(1)(2):

U.S. treasury obligations	$4,028	2.31%	$2,941	3.78%	$—	—%	$—	—%	$6,969	2.93%
U.S. government agencies obligations	32,452	4.14	76,170	4.33	—	—	—	—	108,622	4.27
Mortgage backed securities and collateralized mortgage obligations(3)	410	5.35	62,134	4.35	911	4.93	3	5.25	63,458	4.37
State and municipal obligations	2,954	3.38	16,404	3.38	5,992	3.92	998	5.34	26,348	3.58
Other securities	—	—	—	—	—	—	1,390	4.01	1,390	4.01

Total investments available-for-sale	39,844	3.91	157,649	4.23	6,903	4.05	2,391	4.57	206,787	4.17

Other investments:
FHLB stock and other investments	—	—	—	—	—	—	8,094	5.23	8,094	5.23

Total other investments	—	—	—	—	—	—	8,094	5.23	8,094	5.23

Total investments	$39,844	3.91	$157,649	4.23	$6,903	4.05	$10,485	5.08	$214,881	4.21

(1)	Based on estimated fair value.

(2)	The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)	Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
     Goodwill and Other Intangibles
     The change in our carrying amount of goodwill for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
	(In thousands)
Balance, January 1	$70,818	$37,934
Heritage & Mercantile acquisition(1)	29,668	32,844

Balance, December 31	$100,486	$70,818

(1)	The goodwill related to the Heritage acquisition is subject to change in 2006.

     Deposits
     Interest-bearing deposits represent our primary source of funding. Our total deposits were $1.4 billion as of December 31, 2005, as compared to $1.1 billion as of December 31, 2004 and $938.7 million as of December 31, 2003. The increase in 2005 was primarily the result of the Heritage acquisition in which we acquired $197.3 million in deposits. The increase in 2004 was primarily the result of the Mercantile acquisition in which we acquired $197.9 million in deposits. We do not have any brokered deposits. The following table provides a breakdown of our average deposits and rates paid over the past three years.

	Years Ended December 31,
	2005			2004			2003
		Percent			Percent			Percent
	Average	of	Average	Average	of	Average	Average	of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
				(Dollars in thousands)
Noninterest-bearing demand deposits	$416,168	35.4%	—%	$316,207	30.7%	—%	$249,465	26.7%	—%
Interest-bearing demand, savings and money market deposits	463,836	39.4	0.91	420,091	40.8	0.44	351,245	37.5	0.43
Time deposits of less than $100,000	167,646	14.3	2.18	174,920	17.0	1.55	198,461	21.2	1.96
Time deposits of $100,000 or more	127,973	10.9	2.65	118,237	11.5	1.75	136,779	14.6	2.14

Total deposits	$1,175,623	100.0%	0.96%	$1,029,455	100.0%	0.64%	$935,950	100.0%	0.89%

     The following table provides a maturity distribution of our time deposits of $100,000 or more at December 31, 2005:

December 31,
2005
(In
thousands)
Three months or less	$37,958
Over three through six months	24,918
Over six through 12 months	36,452
Over 12 months	55,266

Total time deposits of $100,000 or more	$154,594

     Borrowings
     Junior Subordinated Debentures
     During 2004, the Statutory Trust II issued and has outstanding, 10,000 shares of floating rate capital securities (“Capital Securities”) at $1,000 per capital security. The proceeds from the sale of the Capital Securities were used by the Statutory Trust II to purchase an equivalent amount of our subordinated debentures. Distributions on the Capital Securities are payable quarterly (March 17, June 17, September 17, and December 17 of each year) at the annual rate based on the three-month LIBOR, plus 2.79%, reset for each distribution date, have a stated maturity of March 17, 2034, and are guaranteed by us. The Capital Securities are redeemable at a specified premium prior to March 17, 2009. After March 17, 2009, the Capital Securities are redeemable at par. Annual distributions paid to holders of the Capital Securities as of December 31, 2005 and December 31, 2004 were $616,000 and $351,000, respectively.
     During 2001 the Statutory Trust issued and had outstanding, 22,000 shares of floating rate capital securities (“Capital Securities I”) at $1,000 per capital security. The proceeds from the sale of the Capital Securities I were used by the Statutory Trust to purchase an equivalent amount of our subordinated debentures. Distributions on the Capital Securities I are payable quarterly (October 31, January 31, April 30, and July 31 of each year) at the annual rate based on the three-month LIBOR, plus 3.58%, reset for each distribution date, have a stated maturity of July 31, 2031, and are guaranteed by us. The Capital Securities I are redeemable at a specified premium between July 31, 2006 and July 31, 2011. After July 31, 2011, the Capital Securities I are redeemable at par. Annual distributions paid to holders of the Capital Securities I as of December 31, 2005 and December 31, 2004 were $1.5 million and $1.1 million, respectively.

     During 2003 the Capital Trust issued and had outstanding, 15,000 shares of floating rate capital securities (“Capital Securities II”) at $1,000 per capital security. The proceeds from the sale of the Capital Securities II were used by the Capital Trust to purchase an equivalent amount of our subordinated debentures. The funds generated from this transaction were used to redeem trust preferred securities issued by Independent Capital Trust as discussed below. Distributions on the Capital Securities II are payable quarterly (March 30, June 30, September 30, and December 30 of each year) at the annual rate based on the three-month LIBOR, plus 3.05%, reset for each distribution date, had a stated maturity of September 30, 2033, and are guaranteed by us. The Capital Securities II were redeemable at a par on or after September 30, 2008. Annual distributions paid to holders of the Capital Securities II as of December 31, 2005 and December 31, 2004 were $964,000 and $688,000, respectively.
     In connection with our acquisition of Independent Bankshares, we agreed to assume and guarantee the $13.0 million par value outstanding trust preferred securities issued by its subsidiary, Independent Capital Trust. There were 1,300,000 shares of trust preferred securities issued by Independent Capital Trust in 1998 at $10.00 per preferred security. Independent Capital Trust used the proceeds from the sale to purchase an equivalent amount of subordinated debentures of Independent Bankshares. The trust preferred securities had a distribution rate of 8.5% and a stated maturity of September 22, 2028. The securities were redeemable at par on September 22, 2003. On September 22, 2003, all the trust’s preferred securities were redeemed by the trust and, in turn, all the debentures issued by Independent Bankshares to the trust were also redeemed. Distributions on the trust preferred securities were payable quarterly. Annual distributions paid in 2003 were $804,000. As part of the purchase accounting for our acquisition of Independent Bankshares, the trust preferred securities were fair valued at approximately $10.9 million as of the acquisition date. The discount to record the instrument to fair value was $2.1 million and was calculated at an effective purchase yield of 10.26%. The discount was being amortized as an expense over the life of the instrument. On September 22, 2003, all of the trust’s preferred securities were redeemed by the trust and, in turn, all of the debentures issued by Independent Bankshares to the trust were also redeemed. The remaining balance of the discount was expensed in full at the time of redemption. Independent Bankshares also had approximately $438,000 in capitalized issuance costs related to the trust preferred which were also expensed at the time of redemption.
     As of December 31, 2005, we had three issues of junior subordinated debentures outstanding totaling $48.5 million (amount net of investment in trusts is $47.0 million) as follows:

					Junior
					Subordinated	Final
	Issuance		Interest Rate at		Debt Owed	Maturity
Description	Date	Call Date	December 31, 2005	Floating Interest Rate	to Trusts	Date
State National Statutory Trust I	7/31/01	7/31/06	8.12%	3.58% + 3 month LIBOR	$22.7 million	7/31/31
State National Capital Trust I	7/14/03	9/30/08	7.59%	3.05% + 3 month LIBOR	$15.5 million	9/30/33
State National Statutory Trust II	3/17/04	3/17/09	7.33%	2.79% + 3 month LIBOR	$10.3 million	3/17/34
     Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by us. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust provided such trusts has funds to pay the interest and principal.
     Under the provisions of each issue of the debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on any issue of the debentures are deferred, the distribution on the applicable trust preferred securities will also be deferred. However, the interest due would continue to accrue during any such interest payment deferral period.
     In late 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that trust preferred securities be deconsolidated from our consolidated financial statements. We adopted FIN 46R on December 31, 2003 and as a result, no longer reflect the trust preferred securities in our consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in our consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in our consolidated statements of income.
     The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of core capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009.
     Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.
     Other Borrowings
     We have a revolving credit facility arrangement with a correspondent bank in the amount of $5.0 million, which has a final maturity of May 31, 2006. We had no borrowings under this facility at December 31, 2005.
     The notes payable balance was $5,841,000, $899,000 and $1.0 million as of December 31, 2005, 2004 and 2003, respectively, from the Federal Home Loan Bank of Dallas. The balance at December 31, 2005 represents 10 separate notes with interest rates ranging from 2.59% to 5.45% and maturities ranging from February 27, 2006 to February 1, 2018.
     The following table summarizes our outstanding note borrowings as of the dates and for the periods indicated:

	As of and for the Years
	Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Ending balance	$5,841	$899	$1,013
Average balance for the period	1,688	952	1,139
Maximum month-end balance during the period	5,896	1,125	1,207
Average interest rate for the period	4.9%	5.0%	4.1%
Weighted average interest rate at the end of the period	3.1	4.7	4.3
Capital Resources and Capital Adequacy Requirements
     Our total stockholders’ equity was $212.3 million, or 12.8% of total assets, at December 31, 2005, as compared to $151.4 million, or 11.2% of total assets, at December 31, 2004 and $121.2 million, or 10.8% of total assets, at December 31, 2003. During 2005, our total stockholders’ equity averaged $171.5 million, or 12.0% of average assets, as compared to $135.7 million, or 10.9% of average assets, during 2004 and $120.5 million, or 10.7% of average assets, during 2003.
     We and our subsidiary bank, State National Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and our subsidiary bank must meet specific capital guidelines that involve quantitative measures of State National Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require us and State National Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (Tier 1 and Tier 2) to net risk-weighted assets and of Tier 1 capital to adjusted quarterly average assets. At December 31, 2005, management believes that we and State National Bank met all capital adequacy requirements to which they were subject.
     As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized State National Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized or adequately capitalized, we and State National Bank must maintain minimum Tier 1 capital to net risk-weighted assets, total capital to net risk-weighted assets and Tier 1 capital to adjusted quarterly average assets ratios as set forth in the tables below. No other condition or events have occurred since the most recent notification that management believes have changed either our or State National Bank’s category.
     Banking regulators also have a leverage ratio requirement. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted quarterly average assets. The leverage ratio standards require all banking companies to have a minimum leverage ratio of at least 4%. To be designated as well-capitalized, the banking company must have a leverage ratio of at least 5%. To be categorized as well-capitalized or adequately capitalized, the subsidiary banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios, as set forth in the following table.
     The minimum regulatory capital ratios as determined by the regulators for well-capitalized bank holding companies and our actual capital amounts and ratios as of December 31, 2005 and 2004, were as follows:

			Minimum	Well-
	As of December 31,		Capital	Capitalized
	2005	2004	Ratios	Ratios
	(Dollars in thousands)
Tier 1 capital	$142,690	$113,536
Total capital	155,281	124,919
Total risk-weighted assets	1,191,030	1,042,935
Adjusted quarterly average assets	1,525,043	1,287,094

Capital ratios:
Leverage ratio	9.36%	8.82%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.98	10.89	4.00	6.00
Total capital to risk-weighted assets	13.04	11.98	8.00	10.00
     The minimum capital ratios as determined by the regulators for well-capitalized banks and State National Bank’s actual capital ratios as of December 31, 2005 were as follows:

	Minimum Ratios for	Actual Ratios at
	Well-Capitalized Banks	December 31, 2005
Leverage ratio	5.00%	8.32%
Tier 1 capital to risk-weighted assets	6.00	10.67
Total capital to risk-weighted assets	10.00	11.73
     Various regulatory authorities routinely restrict dividends that may be paid by subsidiary banks. The amount that can be paid in any calendar year without prior approval of a subsidiary bank’s regulatory agencies cannot exceed the lesser of the bank’s net profits (as defined) for that year plus its net profits for the preceding two calendar years, or retained earnings. As of December 31, 2005, the maximum amount available to State National Bank for dividends to us without regulatory approval was approximately $15.0 million.
     State National Bank is required to maintain a certain average balance with the Federal Reserve Bank based on its deposit mix. As of December 31, 2005, due to our deposit mix, no average balance was required to be maintained.
     Liquidity Management
     Our liquidity represents our ability to meet cash demands as they arise. The liquidity assessment for the next 12 months suggests that we can generate enough liquidity to fund our cash demands for the next 12 months and beyond. Such needs can develop from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers also affect our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position. The potential need for liquidity arising from these types of financial instruments is represented by the contractual notional amount of the instrument, as detailed in the two following tables.

Liquidity needs of a financial institution can be met from either assets or liabilities. On the asset side, the primary sources of liquidity are cash and due from banks, federal funds sold, maturities of securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and near-cash investments to meet our day-to-day needs. Our cash and due from bank balances averaged $63.7 million, $53.6 million and $45.0 million as of December 31, 2005, 2004 and 2003, respectively. These amounts comprised 4.5%, 4.3% and 4.0% of our average total assets as of December 31, 2005, 2004 and 2003, respectively.
     The average level of our securities, interest-earning time deposits in other banks and Fed funds sold was $208.8 million, $239.7 million and $279.3 million as of December 31, 2005, 2004 and 2003, respectively.
     As of December 31, 2005, $39.4 million, or 26.0%, of our securities portfolio, excluding mortgage-backed securities, matured within one year and $95.5 million, or 63.1%, excluding mortgage-backed securities, matured after one year but within five years. Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable interest rates, while our installment lending activities are concentrated in loans with maturities of three to five years with primarily fixed interest rates. Approximately $780.7 million, or 72.7%, of our loans matured within one year and/or had adjustable interest rates as of December 31, 2005. As of December 31, 2005, $133.6 million of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.
     On the liability side, our principal sources of liquidity are deposits, borrowed funds and the accessibility to money and capital markets. Customer deposits are by far our largest source of funds. As of December 31, 2005, 2004 and 2003, our average deposits were $1.2 billion, or 82.3% of average total assets, $1.0 billion, or 82.9% of average total assets and $936.0 million, or 82.8% of average total assets, respectively. We attract our deposits primarily from individuals and businesses located within our market areas.
     In addition, we have raised capital through the issuance of floating rate junior subordinated debentures in connection with trust preferred securities issuances by various statutory trust subsidiaries in July 2001, July 2003, and March 2004. In July and August 2004, we issued 900,000 shares of our common stock in a private placement. All of the net proceeds of the private placement, $17.9 million, were used to fund a portion of the purchase price for our acquisition of Mercantile. On September 30, 2005, we completed an initial public offering of 1,907,692 shares of common stock at the initial offering price of $26 per share. The proceeds received after the underwriters’ discounts and commissions but before expenses related to the offering were $46.1 million. All of the proceeds from the offering, net of estimated issuance costs of $1.2 million, were used to fund a portion of the purchase price of Heritage Financial Corporation.
     We may occasionally use our Fed funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short term purposes. We have three Fed funds lines with other financial institutions pursuant to which we can borrow up to $29.8 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.
     We also borrow from the Federal Home Loan Bank, (“FHLB”), pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities). FHLB borrowings have been only occasional and based upon pricing opportunities and other factors. We had FHLB outstanding advances of $5,841,000, $899,000 and $1.0 million as of December 31, 2005, 2004 and 2003, respectively. The increase from December 31, 2004 to December 31, 2005 was attributable to the assumption of the FHLB borrowings of Heritage. As of December 31, 2005, we had the capacity to borrow approximately $331.6 million from the FHLB under their blanket collateral program.

     Aggregate Contractual Obligations
     The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of December 31, 2005
			Over Three
	Less than	One Year to	Years	Over Five
	One Year	Three Years	to Five Years	Years	Total
	(Dollars in thousands)
FHLB advances	$4,796	$371	$497	$201	$5,865
Junior subordinated debentures	—	—	—	47,000	47,000
Operating leases	1,474	2,667	1,774	768	6,683

Total	$6,270	$3,038	$2,271	$47,969	$59,548

     Aggregate contractual obligations above exclude the interest on our Federal Home Loan Bank advances and guaranteed preferred beneficial interests in our junior subordinated debentures. See footnote 7, “Borrowing Arrangements,” and footnote 8, “Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures,” to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
     Off-Balance Sheet Arrangements
     We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve varying degrees of credit risk in excess of the amount recognized in the consolidated statement of financial position. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.
     Commitments to extend credit are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis.
     Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

	As of December 31, 2005
	Total Notional
	Amounts	Less than		4-5	Over 5
	Committed	1 year	1-3 years	years	years
	(Dollars in thousands)
Commitments to extend credit	$253,902	$206,489	$40,281	$1,009	$6,123
Standby letters of credit	15,682	12,573	3,109	—	—

Total commercial commitments	$269,584	$219,062	$43,390	$1,009	$6,123

     As of December 31, 2005, 2004, and 2003, we had commitments to extend credit of $253.9 million, $217.6 million, and $166.8 million, and standby letters of credit of $15.7 million, $12.2 million, and $10.6 million, respectively.
     We believe we have no other off-balance sheet arrangements or transactions with unconsolidated, special purpose entities that would expose us to liability that is not reflected on the face of the financial statements.

     Quantitative and Qualitative Disclosure about Market Risks
     Interest rate risk is one of the most significant market risks affecting us. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on our net interest income or the market value of our financial instruments. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by State National Bank’s Board of Directors and carried out by State National Bank’s Asset/Liability Management Committee. The Asset/Liability Management Committee’s objectives are to manage our exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for tenor and repricing characteristics of new business flow, the pricing of deposit products, investment security purchase and sale strategies and mortgage loan sales.
     Our primary measurement of interest rate risk includes projections of earnings at risk, which is determined through computerized modeling. One method of modeling assumes a static balance sheet, and incorporates the balances, rates, maturities and repricing characteristics of all of the bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is computed by the model assuming no change in market interest rates. These results are then compared to the results of other interest rate scenarios where interest rates are shocked up and down 100 and 200 basis points. In addition, we perform a simulation modeling which incorporates assumptions regarding balance sheet growth and mix. This model measures the impact on net interest income relative to a base case scenario and then compares this result to scenarios assuming gradually increasing and decreasing interest rates over the next 12 months. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered in both approaches. Both methods compare the changes in net interest income in the rising and declining rate scenarios to the net interest income in the rates unchanged scenario. The Asset/Liability Management Committee utilizes the results of this modeling to quantify the estimated exposure of net interest income to sustained interest rate changes.
     As of December 31, 2005, the simulation model projected that a gradual 100 basis point increase in interest rates would result in a positive variance in net interest income of 5.57% relative to the base case over the next 12 months, while a gradual decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 4.87% relative to the base case over the next 12 months. As of December 31, 2004, the simulation model projected that a gradual 100 basis point increase in interest rates would result in a positive variance in net interest income of 4.46% relative to the base case over the next 12 months, while a gradual decrease in interest rates of 100 basis point would result in a negative variance in net interest income of 6.65% relative to the base case over the next 12 months.
     In addition to the simulation scenarios for gradual increasing and decreasing rates, another projection assuming a “most likely” interest rate environment is produced. At December 31, 2005, the “most likely” interest rate assumption called for market interest rates to increase 25 basis points in April 2006 and then increase another 25 basis points in June 2006. The results of this scenario projected a positive variance in net interest income of 3.02% relative to the base case over the next 12 months.
     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.
     We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.
     As of December 31, 2005, our ratios of interest-sensitive assets to interest-sensitive liabilities are 106.4% at the 90-day interval, 105.2% at the 180-day interval, and 110.5% at the 365 day-interval. Therefore, we are in a asset-sensitive position at the three intervals. However, we may be slightly more asset-sensitive than these ratios reflect due to the amounts of interest-bearing demand, savings and money market deposits, which from our experience change more slowly in an increasing interest rate environment than other deposits. We are considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest bearing liabilities also maturing or repricing within that time period. Conversely, we are considered to be liability sensitive, or having a negative gap, when the amount of its interest bearing liabilities maturing or repricing within a give time period exceeds the amount of its interest earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would ten to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.
     Certain shortcomings are inherent in the method of analysis presented in the gap analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations used for the gap analysis. As a result of these shortcomings, we focus more on earnings at risk simulation modeling than on gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within acceptable limits, the earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.
Recent Accounting Pronouncements
     SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on the periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material impact on our financial statements upon adoption on January 1, 2006.
     SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities with fiscal periods starting after June 15, 2005. As a public entity we implemented SFAS 123R on January 1, 2006 and its adoption is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
     In the fourth quarter of 2005, as a publicly traded company, we began measuring volatility in our stock when calculating stock option expense. As we had been a privately held company prior to September 30, 2005, our stock volatility had been minimal. This change increased our stock option expense on the options granted in 2005 by approximately 64.4%.
     FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment in considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not anticipate FSP 115-1 will significantly impact our financial statements upon its adoption on January 1, 2006.
     Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as an impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities we acquired beginning January 1, 2005. The adoption of SOP 03-3 did not have a material impact on our consolidated financial position, results of operation or cash flows.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part II, Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 8. Financial Statements and Supplementary Data.
     The information required by this item is set forth in Part IV of this Annual Report on Form 10-K.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not applicable.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control
     As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that there was no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information.
     Not applicable.
PART III
ITEM 10. Directors and Executive Officers of the Registrant.
     Information concerning the Company’s directors and executive officers will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Election of Directors” and “Executive Officers.” Such information is incorporated herein by reference.
     Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
     Information concerning the Company’s Code of Ethics and Conduct will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Code of Ethics and Conduct.” Such information is incorporated herein by reference.
ITEM 11. Executive Compensation.
     Information in response to this item will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee,” “Report of the Compensation Committee on Executive Compensation” and “Comparative Stock Performance Graph.” Such information is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters.
     Information concerning security ownership of certain beneficial owners and management will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions.
     Information concerning certain relationships and related transactions will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services.
     Information concerning principal accounting fees and services will appear in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Independent Public Accountants.” Such information is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
     (a)
1.	Financial Statements
     The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed and indexed at page 61.
2.	Financial Statement Schedules
     All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or related notes.
Exhibits

			Incorporated by Reference to:
Exhibit		Form or		Filing Date	SEC File
No.	Description	Schedule	Exhibit No.	with SEC	Number

1.2	Indemnification Agreement by and among Keefe, Bruyette & Woods, Inc., State National Bancshares, Inc., Sandler O’Neill Partners, L.P. and certain underwriters	S-1/A	1.2	9/29/2005	333-126793

2.1	Agreement and Plan of Merger, dated as of May 17, 2005, by and between State National Bancshares, Inc., New Heritage Financial Corporation, and Heritage Financial Corporation	S-1	2.1	7/21/2005	333-126793

2.2	Letter Agreement, dated September 20, 2005, by and between State National Bancshares, Inc., and Heritage Financial Corporation	S-1/A	2.2	9/21/2005	333-126793

3.1	Amended and Restated Articles of Incorporation of State National Bancshares, Inc.	S-1	3.1	7/21/2005	333-126793

3.2	Amended and Restated Bylaws of State National Bancshares, Inc.	S-1	3.2	7/21/2005	333-126793

4.1	Specimen stock certificate representing State National Bancshares, Inc. Common Stock	S-1	4.1	7/21/2005	333-126793

4.2	Indenture, dated as of July 31, 2001, between State National Bancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association)	S-1	4.2	7/21/2005	333-126793

4.3	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State National Bancshares, Inc. and U.S. Bank National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association), and Tom C. Nichols, Don E. Cosby, and Edmund W. McGee, as Administrators	S-1	4.3	7/21/2005	333-126793

4.4	Guarantee Agreement, dated as of July 31, 2001, between State National Bancshares, Inc. and U.S. Bank	S-1	4.4	7/21/2005	333-126793

			Incorporated by Reference to:
Exhibit		Form or		Filing Date	SEC File
No.	Description	Schedule	Exhibit No.	with SEC	Number

	National Association (f/k/a State Street Bank & Trust Company of Connecticut, National Association)

4.5	Indenture, dated as of July 14, 2003, between State National Bancshares, Inc. and The Bank of New York	S-1	4.5	7/21/2005	333-126793

4.6	Amended and Restated Declaration of Trust, dated as of July 14, 2003, by and among State National Bancshares, Inc. and The Bank of New York, and The Bank of New York (Delaware) and Trustees, as Administrators	S-1	4.6	7/21/2005	333-126793

4.7	Guarantee Agreement, dated as of July 14, 2003, between State National Bancshares, Inc. and The Bank of New York	S-1	4.7	7/21/2005	333-126793

4.8	Indenture, dated as of March 17, 2004, between State National Bancshares, Inc. and U.S. Bank National Association	S-1	4.8	7/21/2005	333-126793

4.9	Amended and Restated Declaration of Trust, dated as of March 17, 2004, by and among State National Bancshares, Inc. and U.S. Bank National Association, and Tom C. Nichols, Don E. Cosby, and Edmund W. McGee, as Administrators	S-1	4.9	7/21/2005	333-126793

4.10	Guarantee Agreement, dated as of March 17, 2004, between State National Bancshares, Inc. and U.S. Bank National Association	S-1	4.10	7/21/2005	333-126793

#10.1	State National Bancshares, Inc. Stock Option Plan	S-1	10.1	7/21/2005	333-126793

#10.2	Form of State National Bancshares, Inc. Non-Statutory Stock Option Award Agreement	S-1	10.2	7/21/2005	333-126793

#10.3	Form of State National Bancshares, Inc. Director Fee Stock Plan	S-1	10.3	7/21/2005	333-126793

#10.4	Form of State National Bancshares, Inc. Supplemental Executive Retirement Plan	S-1	10.4	7/21/2005	333-126793

10.5	Financial Services Agreement, dated May 19,1999, between State National Bancshares, Inc. and Castle Creek Financial, LLC (f/k/a Belle Plaine Financial LLC)	S-1	10.5	7/21/2005	333-126793

#10.6	Employment Agreement, dated June 30, 1999, between State National Bancshares, Inc. and Tom C. Nichols	S-1	10.6	7/21/2005	333-126793

#10.7	Employment Agreement, dated June 30, 1999, between State National Bancshares, Inc. and Don E. Cosby	S-1	10.7	7/21/2005	333-126793

10.8	Employment and Non Compete Agreement, dated April 23, 2004, between State National Bancshares, Inc. and Gary G. Johnson	S-1	10.8	7/21/2005	333-126793

#10.9	Employment and Non Compete Agreement, dated April 23, 2004, between State National Bancshares, Inc. and Morrie B. Minshew	S-1	10.9	7/21/2005	333-126793

#10.10	Employment and Non Solicitation Agreement, dated April 23, 2004, between State National Bancshares, Inc. and Douglas L. Terry	S-1	10.10	7/21/2005	333-126793

			Incorporated by Reference to:
Exhibit		Form or		Filing Date	SEC File
No.	Description	Schedule	Exhibit No.	with SEC	Number

#10.11	Employment and Non Solicitation Agreement, dated April 23, 2004, between State National Bancshares, Inc. and David Woodle	S-1	10.11	7/21/2005	333-126793

10.12	Agreement and Plan of Reorganization, dated as of April 12, 2004, by and between State National Bancshares, Inc. and Mercantile Bank Texas	S-1	10.12	7/21/2005	333-126793

10.13	First Amendment to Agreement and Plan of Reorganization, dated as of June 16, 2004, by and between State National Bancshares, Inc. and Mercantile Bank Texas	S-1	10.13	7/21/2005	333-126793

10.14	Agreement and Plan of Share Exchange, dated as of June 16, 2004, by and between State National Bancshares, Inc. and Mercantile Bank Texas	S-1	10.14	7/21/2005	333-126793

#10.15	Amendment No. 1 to State National Bancshares, Inc. Stock Option Plan, dated December 30, 2005	S-8	4.4	1/3/2006	333-130828

#10.16	Amendment No. 1 to State National Bancshares, Inc. Director Fee Plan, dated December 30, 2005	S-8	4.5	1/3/2006	333-130828

*21.1	List of Subsidiaries of State National Bancshares, Inc.

*23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*	Filed with this Annual Report on Form 10-K.

#	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE NATIONAL BANCSHARES, INC.
Date: March 29, 2006	By:	/s/ Tom C. Nichols
Tom C. Nichols
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2006	By:	/s/ Don E. Cosby

Don E. Cosby
Director, Executive Vice President and Chief
Financial Officer

Date: March 29, 2006	By:	/s/ Larry G. Autrey

Larry G. Autrey
Director

Date: March 29, 2006	By:	/s/ Rick J. Calhoon

Rick J. Calhoon
Director

Date: March 29, 2006	By:	/s/ James A. Cardwell

James A. Cardwell
Director

Date: March 29, 2006	By:	/s/ Gary J. Fletcher

Gary J. Fletcher
Director

Date: March 29, 2006	By:	/s/ Mark G. Merlo

Mark G. Merlo
Director

Date: March 29, 2006	By:	/s/ H. Gil Moutray

H. Gil Moutray
Director

Date: March 29, 2006	By:	/s/ Ben B. Stribling

Ben B. Stribling
Director

Date: March 29, 2006	By:	/s/ Lucinda Vargas

Lucinda Vargas
Director

Date: March 29, 2006	By:	/s/ F. James Volk

F. James Volk
Director, Senior Vice President

INDEX TO FINANCIAL STATEMENTS
     Audited Consolidated Financial Statements of State National Bancshares and Subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
State National Bancshares, Inc.
Fort Worth, Texas
We have audited the accompanying consolidated balance sheets of State National Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of State National Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2006

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Years Ended
	December 31,
	2005	2004
	(Dollars in thousands,
	except share data)
Assets:
Cash and due from banks	$72,922	$54,892
Federal funds sold	36,950	19,100
Interest-bearing deposits in other banks	44,763	15,475

Cash and cash equivalents	154,635	89,467
Securities available-for-sale, at fair value (amortized cost of $208,797 and $150,547 at December 31, 2005 and 2004, respectively)	206,787	151,008
Federal Reserve Bank stock and other investments, at cost	8,094	8,306
Loans held-for-sale	11,584	8,382
Loans:
Total loans	1,074,611	937,784
Less allowance for loan losses	12,591	11,383

Net loans	1,062,020	926,401
Premises and equipment, net	48,769	33,915
Goodwill	100,486	70,818
Other intangible assets, net	17,936	15,486
Accrued interest receivable	8,919	6,773
Other real estate and other repossessed assets	935	1,952
Other assets	42,712	37,872

Total assets	$1,662,877	$1,350,380

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing deposits	$487,369	$390,159
Interest-bearing demand deposits	523,857	450,351
Interest-bearing time deposits	345,852	285,884

Total deposits	1,357,078	1,126,394
Federal funds purchased and securities sold under agreement to repurchase	28,597	18,530
Accrued interest payable	1,645	835
Other liabilities	10,459	5,362
Junior subordinated debentures	47,000	47,000
Notes payable	5,841	899

Total liabilities	1,450,620	1,199,020

Shareholders’ equity:
Common stock, $1 par value;
Authorized shares—20,000,000;
Issued shares—11,971,107 in 2005 and 10,054,582 in 2004	11,971	10,055
Additional paid-in capital	177,428	133,519
Retained earnings	24,164	7,482
Accumulated other comprehensive (loss) income	(1,306)	304

Total shareholders’ equity	212,257	151,360

Total liabilities and shareholders’ equity	$1,662,877	$1,350,380

See notes to the consolidated financial statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except
	per share data)
Interest income:
Loans, including fees	$70,990	$52,951	$46,393
Securities	6,580	7,454	10,404
Deposits in other banks	398	175	118
Federal funds sold	1,102	409	250

Total interest income	79,070	60,989	57,165

Interest expense:
Deposits	11,298	6,636	8,331
Federal funds purchased and securities sold under agreement to repurchase	635	176	125
Subordinated notes payable	3,212	2,233	2,252
Notes payable	83	48	47

Total interest expense	15,228	9,093	10,755

Net interest income	63,842	51,896	46,410
Provision for loan losses	900	450	118

Net interest income after provision for loan losses	62,942	51,446	46,292

Non-interest income:
Service charges on deposit accounts	10,166	9,333	8,749
Gain on sale of loans	2,950	2,261	3,159
Bank owned life insurance	1,364	1,259	1,176
Net realized gain on sale of investment securities	1	—	11
Impairment of investment securities	—	(26)	—
Other	4,208	2,983	2,703

Total non-interest income	18,689	15,810	15,798

Non-interest expenses:
Salaries and employee benefits	29,790	24,507	22,416
Net occupancy and equipment expense	9,175	7,678	7,529
Amortization of intangibles	3,518	2,888	2,685
Loss on retirement of debt	—	—	2,503
Communication expense	1,227	1,016	1,129
Data processing expense	867	788	973
Advertising	1,332	882	1,063
Professional fees	1,298	1,143	1,023
Supplies	807	823	803
Restructuring/merger expenses	289	285	1,020
Net costs applicable to other real estate and other repossessed assets	8	263	359
Other	8,720	7,311	6,816

Total noninterest expenses	57,031	47,584	48,319

Income before income taxes	24,600	19,672	13,771
Income tax expense	7,918	6,317	4,202

Net income	$16,682	$13,355	$9,569

Basic income per share	$1.58	$1.40	$1.04
Diluted income per share	1.54	1.37	1.02
See notes to the consolidated financial statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Total
			(Dollars in thousands, except number of shares)
Balance, January 1, 2003	9,517,725	9,518	122,345	(15,336)	5,316	(300,807)	(5,114)	116,729
Comprehensive income:
Net income	—	—	—	9,569	—	—	—	9,569
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(2,817)	—	—	(2,817)
Reclassification adjustment for gains included in net income	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								6,741
Treasury stock purchase	—	—	—	—	—	(183,339)	(3,392)	(3,392)
Stock option award expense	—	—	55	—	—	—	—	55
Warrants exercised	—	—	—	(29)	—	59,505	1,011	982
Stock issued for directors’ fees	—	—	—	—	—	7,800	133	133

Balance, December 31, 2003	9,517,725	9,518	122,400	(5,796)	2,488	(416,841)	(7,362)	121,248
Comprehensive income:
Net income	—	—	—	13,355	—	—	—	13,355
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(2,184)	—	—	(2,184)

Total comprehensive income								11,171
Sale of treasury stock purchase	—	—	—	—	—	378,732	6,714	6,714
Issuance of new stock	521,268	521	10,628	—	—	—	—	11,149
Warrants exercised	—	—	—	(77)	—	38,109	648	571
Stock option award expense	—	—	236	—	—	—	—	236
Stock options exercised	8,467	9	130	—	—	—	—	139
Stock issued for directors’ fees	7,122	7	125	—	—	—	—	132

Balance, December 31, 2004	10,054,582	10,055	133,519	7,482	304	—	—	151,360
Comprehensive income:
Net income	—	—	—	16,682	—	—	—	16,682
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(1,609)	—	—	(1,609)
Reclassification adjustment for gains included in net income	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								15,072
Issuance of new stock	1,907,692	1,907	43,279	—	—	—	—	45,186
Stock option award expense	—	—	486	—	—	—	—	486
Stock options exercised	8,833	9	144	—	—	—	—	153

Balance, December 31, 2005	11,971,107	$11,971	$177,428	$24,164	$(1,306)	0	$0	$212,257

See notes to the consolidated financial statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating Activities
Net income	$16,682	$13,355	$9,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	450	118
Depreciation and amortization	6,693	5,715	5,733
Gain on banking center sale	—	—	(57)
Stock issued to directors	—	132	133
Stock compensation expense	486	236	55
Loans originated for sale	(131,988)	(102,360)	(137,994)
Proceeds from sales of loans held-for-sale	131,736	99,661	153,206
Gain on sale of loans	(2,950)	(2,261)	(3,159)
Loss on debt retirement	—	—	2,503
Loss on sale of premises and equipment	—	10	9
Net gain on sale of investment securities	(1)	—	(11)
Net (gain) loss on sale of other real estate and repossessed assets	(90)	21	72
Deferred income tax benefit	(976)	(700)	(899)
Write-down of premises and equipment	109	44	251
Net amortization of premium on securities	383	1,018	1,612
Net change in other assets and liabilities	(323)	77	(1,813)

Net cash provided by operating activities	20,661	15,398	29,328

Investing Activities
Net cash and cash equivalents paid in banking center sale	—	—	(2,664)
Acquisition, net of cash acquired	(45,734)	(16,425)	—
Purchases of securities available-for-sale	(250,803)	(123,858)	(152,066)
Purchases of Federal Reserve Bank stock and other investments	(160)	(1,106)	(307)
Proceeds from sales, maturities and calls of securities available-for-sale	296,936	205,110	202,742
Net increase in loans	(35,261)	(56,900)	(79,160)
Proceeds from sale of premises and equipment	312	1,468	331
Proceeds from sales of other real estate and other repossessed assets	2,251	1,853	2,255
Impairment of investment securities	—	26	—
Banking center held-for-sale	—	—	3,751
Purchase of bank-owned life insurance	—	(2,800)	(300)
Purchase of premises and equipment	(6,410)	(8,793)	(4,646)

Net cash used in investing activities	$(38,869)	$(1,425)	$(30,064)

See notes to the consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Financing Activities
Net increase (decrease) in deposits	$33,388	$(10,277)	$(22,835)
Stock issued through exercise of stock options & warrants	153	138	982
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	4,772	(4,126)	798
Proceeds from FHLB note	—	—	318
Principal payments on FHLB note	(123)	(114)	(94)
Proceeds for issuance of common stock	45,186	18,435	—
Purchase of treasury stock	—	—	(3,392)
Net proceeds from issuance of guaranteed preferred beneficial interests in the Company’s subordinated debentures	—	10,000	15,000
Debt retirement	—	(121)	(13,000)
Other	—	—	(14)

Net cash provided by (used in) financing activities	83,376	13,935	(22,237)

Net increase (decrease) in cash and cash equivalents	65,168	27,908	(22,973)
Cash and cash equivalents, beginning of period	89,467	61,559	84,532

Cash and cash equivalents, end of period	$154,635	$89,467	$61,559

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,418	$9,022	$11,197
Income taxes paid, net of refunds	7,376	7,250	5,451
Noncash transactions:
Transfer of loans to other real estate owned, net	1,158	1,704	906
See notes to the consolidated financial statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
     State National Bancshares, Inc. (“SNBI”) is a Texas bank holding company located in Fort Worth, Texas. SNBI owns 100% of the outstanding stock of State National Bancshares of Delaware, Inc. (“SNB Delaware”), a subsidiary bank holding company and State National Statutory Trust I (the “Statutory Trust”). SNB Delaware owned 100% of the outstanding stock of State National Bank, El Paso (“SNB El Paso”) and Independent Bankshares, Inc. (“IBK”), a Texas bank holding company, before the transactions described below. IBK owned 100% of the outstanding stock of Independent Capital Trust (“ICT”) and Independent Financial Corporation (“IFC”), a subsidiary bank holding company. Through IFC, IBK indirectly owned 100% of the stock of State National Bank, Lubbock (“SNB Lubbock”) and 100% of the stock of TWOENC, Inc. (“TWOENC”) a subsidiary of the bank used for holding certain foreclosed assets of the bank, before the transaction described below.
     On February 14, 2003, SNBI contributed to IBK and IBK, in turn, contributed to IFC, all of the capital stock of SNB El Paso. After the contribution, SNB El Paso was then merged with and into SNB Lubbock. SNB Lubbock continued as the surviving entity after the merger (“SNB”). There was no merger consideration paid as, prior to the transactions, IBK and SNB El Paso were direct or indirect subsidiaries of SNBI. On December 31, 2003, ICT filed a certificate of cancellation with the office of the Secretary of State in Delaware.
     During 2004 and 2003, SNBI formed State National Statutory Trust II (the “Statutory Trust II”) and State National Capital Trust I (the “Capital Trust”) respectively as subsidiaries to issue shares of floating rate capital securities to purchase an equivalent amount of junior subordinated debentures of SNBI.
     During 2005, IFC merged with and into IBK, who in turn merged with and into SNB Delaware.
     During 2005, SNB Lubbock formed State National Properties, LLC (“SNP”) and owns 100% of the stock. SNP was formed to be a general partner in a limited partnership that will own the de novo banking center in downtown Fort Worth.
     As a result of these transactions, SNBI owns 100% of SNB Delaware, the Statutory Trusts and the Capital Trust. SNB Delaware owns 100% of SNB. SNB owns 100% of TWOENC and SNP.
     SNBI’s primary activities are to assist SNB in the management and coordination of its financial resources. As of December 31, 2005, SNB operated full-service banking locations in the Texas cities of Abilene (four locations), Arlington, Azle (two locations), Bedford, Benbrook, Big Spring, Crowley, El Paso (seven locations), Fort Worth (three locations), Granbury, Hurst, Lubbock (three locations), Odessa (two locations), Plainview, San Angelo, Stamford, Winters and the New Mexico cities of Alamogordo, Deming, Elephant Butte, Las Cruces (two locations), Ruidoso (three locations), Santa Teresa and Truth or Consequences.
     The principal services provided by SNB are as follows:
     SNB provides a full range of banking services for its commercial customers. Commercial lending activities include short-term and medium-term loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing and interim and permanent real estate lending. Other services include cash management programs and federal tax depository and night depository services.
     SNB also provides a wide range of consumer banking services, including checking, savings and money market accounts, savings programs and installment and personal loans. SNB makes automobile and other installment loans directly to customers, as well as indirectly through automobile dealers. SNB makes home improvement, home equity and real estate loans and provides safe deposit services. As a result of sharing arrangements with the Pulse automated teller machine system network, SNB provides 24-hour routing banking services through automated teller machines (“ATMs”). The Pulse network serves as a clearing house that routes ATM transactions between member banks. Pulse EFT Association is one of the nation’s leading electronic funds transfer (EFT) networks. With more than

4,100 bank, credit union and savings institutions participants, PULSE delivers high-quality, low-cost switching and settlement services to financial institutions and other program participants for a variety of ATM, point-of-sale (POS) and other electronic banking transactions. We have a standard agreement with the Pulse Network that relates to the expense and income associated with our customers using ATM machines within the Pulse Network. These transactions are settled daily through ACH. SNB also offers investment services and banking by phone or personal computer.
     SNB provides trust and agency services to individuals, partnerships and corporations from its offices in Abilene, Lubbock and Odessa. The trust division also provides investment management, administration and advisory services for agency and trust accounts, and acts as a trustee for pension and profit sharing plans. SNB provides investment services, including purchases and sales of various investments, and management of such investments, for its customers.
Principles of Consolidation
     The consolidated financial statements include the accounts of SNBI, SNB Delaware, IBK, IFC, SNB, SNP and TWOENC. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Statements of Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest earning time deposits only with original maturities of three months or less at acquisition, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.
Adoption of Accounting Standards
     SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on the periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material impact on our financial statements upon adoption on January 1, 2006.
     SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities with fiscal periods starting after June 15, 2005. As a public entity we implemented SFAS 123R on January 1, 2006 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In the fourth quarter of 2005, as a publicly traded company, we began to measure volatility in our stock when calculating stock option expense. As we have been a privately held company, our stock volatility has been minimal. This change increased our stock option expense on the options granted in 2005 by approximately 64.4%.
     FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment in considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not anticipate FSP 115-1 will significantly impact our financial statements upon its adoption on January 1, 2006.
     Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as an impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities we acquired beginning January 1, 2005. The adoption of SOP 03-3 did not have a material impact on our consolidated financial position, results of operation or cash flows.
Securities Available-for-Sale
     SNBI determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity (“HTM”) when SNBI has the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost.
     Debt securities not classified as HTM are classified as available-for-sale (“AFS”). AFS securities are stated at estimated fair value with unrealized gains and losses, net of income taxes, reported as part of comprehensive income. SNBI has no trading securities.
     The amortized cost of debt securities classified as HTM or AFS is adjusted for amortization of premiums and accretion of discounts. The cost of AFS securities sold is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in the results of operations.
     In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of SNBI to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     Other than the mortgage loan commitments discussed below in “Rate Lock Commitments,” SNBI currently owns no derivative financial instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and does not engage in hedging activity.
Federal Reserve Bank Stock and Other Investments
     Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock are carried at cost and can only be sold back to the FRB and FHLB at par value or other member banks. Other investments is comprised of an equity investment in another institution, Texas Independent Bank, which can only be sold back to Texas Independent Bank on a formula basis and is carried at cost. Dividends on FRB, FHLB and Texas Independent Bank Stock are included in interest income in the consolidated statement of operations.
Loans Held-for-Sale
     Loans held-for-sale are those loans, which SNBI has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans. All sales are made with limited recourse which typically include early default (usually ending between six and 12 months), fraud or falsified documents. Due to the low levels of loan repurchases, they have not had an impact on the accounting treatment of the gain on sales of loans.
Loans
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff is stated at the amount of unpaid principal reduced by unearned discount and an allowance for loan losses. Unearned discount on installment loans is recognized as interest income over their estimated lives, using a method, which approximates the interest method. Interest on other loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding.
     When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on the cash basis. The allowance for loan losses on impaired nonhomogeneous loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. A nonhomogeneous loan is considered impaired when, based on current information and events, it is probable that SNB will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement. Large groups of smaller dollar homogeneous loans are collectively evaluated for impairment.
Allowance for Loan Losses
     The allowance for loan losses (“the allowance”) is reduced by charge-offs, increased by recoveries of loans previously charged off and increased or decreased by the loan loss provision to arrive at a balance determined by management to be appropriate. Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance for loan losses is comprised of three elements which include: 1) allowances established on specific loans, 2) allowances based on loss experience and trends in pools or loans with similar characteristics and 3) unallocated allowances based on general economic conditions and other internal and external risk factors in SNBI’s individual markets. The total allowance includes activity related to allowances calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.
Rate Lock Commitments
     SNB enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, SNB also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.
Premises and Equipment
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Gains or losses on disposals of premises and equipment are included in results of operations. Assets held for future banking purposes are not depreciated until placed in service.
Other Real Estate and Other Repossessed Assets
     Real estate and other repossessed assets acquired in settlement of loans are initially recorded at estimated fair value, net of estimated costs of disposal. Any excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. The December 31, 2005 balance of $935,000 included five commercial and/or agriculture properties ($518,000), 10 residential properties ($409,000) and three repossessed automobiles ($8,000). The December 31, 2004 balance of $1,952,000 included seven commercial and/or agriculture properties ($922,000), 12 residential properties ($1,021,000) and two repossessed automobiles ($9,000).
Interest and Fees on Loans
     Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued, and previously accrued income is reversed, when loan payments are 90 days or more past due or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain. Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer in doubt. Interest collected on nonaccrual loans and impaired loans is recognized on the cash basis, only if in management’s judgment all principal is expected to be collected.
     Loan origination fees and direct loan origination costs (including loan commitment fees) are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan.
Goodwill and Other Intangible Assets
     Other intangible assets relate to core deposits, mortgage servicing rights, and trust services. All intangible assets have definite useful lives and are amortized on an accelerated basis over their estimated life.
     Amortizable intangibles assets at December 31, 2005 and 2004 (in thousands):

	2005	2004
Other intangibles	$38,988	$33,021
Less: accumulated amortization	21,052	17,535

Net amortizable intangible assets	$17,936	$15,486

     The change in the other intangible assets for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Balance, January 1	$15,486	$13,599
Heritage and Mercantile Acquisitions	5,968	4,775
Amortization	(3,518)	(2,888)

Balance, December 31	$17,936	$15,486

          Other intangible amortization expense was $3,518,000 and $2,888,000 for the years ended December 31, 2005 and 2004, respectively. SNBI uses the 150% declining balance method over the estimate useful lives of the assets, which range from eight to 10 years.
          Amortization expense is anticipated to be as follows for the years ended December 31 (in thousands):

2006	$3,979
2007	3,484
2008	3,104
2009	2,401
2010 and thereafter	4,968

Total	$17,936

          SNBI performs annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life in October of each year. Based on these impairment calculations, no impairment existed.
          The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Balance, January 1	$70,818	$37,934
Heritage and Mercantile acquisition(1)	29,668	32,884

Balance, December 31	$100,486	$70,818

(1)	The goodwill related to the Heritage acquisition is subject to change in 2006.
Federal Income Taxes
          SNBI and its subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded as appropriate.
Stock Option Plans
          At December 31, 2005, SNBI has a nonqualified stock option plan to provide an incentive for key employees, which is described more fully in Note 9. Prior to 2003, SNBI had applied the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for those plans. Effective January 1, 2003, SNBI adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) prospectively to all new awards granted to employees after January 1, 2003. Awards under SNBI’s plan vest over periods ranging from immediate to three years. Therefore, the expense related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS 123. For stock options granted prior to January 1, 2003, SNBI continues to apply the intrinsic value-based method of accounting under APB 25, under which compensation cost is recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant. Refer to Note 10 for further detail.

          The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Reported net income	$16,682	$13,355	$9,569
Add: Stock-based employee compensation expense included in reported net income, net of tax	317	153	37
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(336)	(170)	(54)

Pro forma net income	$16,663	$13,338	$9,552

Earnings per share:
Basic—as reported	$1.58	$1.40	$1.04
Basic—pro forma	1.58	1.40	1.04
Diluted—as reported	1.54	1.37	1.02
Diluted—pro forma	1.54	1.37	1.02
          The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted average assumptions for 2005, 2004 and 2003: a risk-free interest rate of 4.17%, 3.67% and 2.57%, respectively; a dividend yield of 0%; and an estimated life of five years for options granted in 2005, 2004 and 2003.
Per Share Calculations
          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.
Advertising
          Advertising costs are expensed as incurred. The total amount charged to advertising expense for December 31, 2005, 2004 and 2003, was approximately $1,332,000, $882,000 and $1,063,000, respectively.
Restructuring expenses
          In September 2002, SNBI initiated the process to restructure its banking operations to consolidate its two separately charted banks into one chartered bank, SNB Lubbock. To account for the costs associated with this restructuring, SNBI elected to early adopt SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In conjunction with this restructuring, SNBI abandoned certain assets and terminated various contracts and certain employees. This consolidation process was completed in February 2003. The related cost has been reported as restructuring/merger expenses in the consolidated statements of operations during 2003 and 2002.
          The following table illustrates the various costs incurred related to the consolidation of the two charters for the year ended December 31, 2003.

Year Ended
December 31,
2003
(In thousands)
Auditing and Legal	$377
Severance	49
Bonus	40
Data Processing	112
Consulting	190
Travel	95
Printing and Supplies	74
Other	83

Total Restructuring Costs	$1,020

Merger Expenses
          On July 30, 2004, SNBI acquired Mercantile Bank Texas. In conjunction with this acquisition, SNBI incurred certain one time conversion costs which were reported as a restructuring/merger expense in the consolidated statements of operations during 2004.
          On October 6, 2005, SNBI acquired Heritage Financial Corporation. In conjunction with this acquisition, SNBI incurred certain one time conversion costs which were reported as a restructuring/merger expense in the consolidated statements of operations during 2005.
Reclassifications
          Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 presentation.
2.	ACQUISITION
Mercantile Bank Texas
          On July 30, 2004, SNBI purchased all of the outstanding common stock of Mercantile Bank Texas (“Mercantile”) for $51.3 million in cash in order to expand in the Fort Worth Metroplex (Tarrant County) area. SNBI issued, under a private placement offering, 900,000 shares of SNBI common stock, valued at $21 per share and, through the Statutory Trust II issued 10,000 shares of floating rate capital securities (“Capital Securities”) at $1,000 per capital security. The acquisition was accounted for under the purchase method of accounting for business combinations. Core deposit intangibles related to this transaction amounted to $4,775,000 and are amortized on an accelerated basis using an eight year life. Goodwill associated with the transaction amounted to approximately $32.9 million. At the date of acquisition, SNBI acquired assets of $215,669,000, net loans of $145,002,000, and deposits of $197,938,000 before purchase accounting adjustments. Operating activity of Mercantile is included in the statement of operations of SNBI beginning with the period of July 31, 2004 to December 31, 2004.
Heritage Financial Corporation
          On October 6, 2005, SNBI purchased all of the outstanding common stock of Heritage Financial Corporation (“Heritage”) for $53.5 million in cash in order to further expand in the Fort Worth Metroplex (Tarrant County) area. To fund the acquisition, SNBI issued, through an initial public offering, 1,907,692 shares of SNBI common stock, valued at $26 per share. The acquisition was accounted for under the purchase method of accounting for business combinations. Core deposit intangibles related to this transaction amounted to $5,542,000 and are amortized on an accelerated basis using a ten year life. Goodwill associated with the transaction amounted to approximately $29.7 million and is subject to change in 2006 as transactions associated with the merger are finalized. At the date of acquisition, SNBI acquired assets of $226,252,000, net loans of $103,402,000, and deposits of $197,296,000 before purchase accounting adjustments. Operating activity of Heritage is included in the statement of operations of SNBI for the period of October 6, 2005 to December 31, 2005.
3.	SECURITIES
          The amortized cost and estimated fair value of securities are as follows (in thousands):

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and agency securities	$116,567	$286	$1,262	$115,591
Mortgage-backed securities and collateralized mortgage obligations	64,522	28	1,092	63,458
Obligations of states and political subdivisions	26,294	119	65	26,348
Other securities	1,414	—	24	1,390

Total securities available-for-sale	208,797	433	2,442	206,787
FRB stock and other investments	8,094	—	—	8,094

Total investment portfolio	$216,891	$433	$2,443	$214,881

          The amortized cost and estimated fair value of securities are as follows (in thousands):

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and agency securities	$83,917	$1,061	$329	$84,649
Mortgage-backed securities and collateralized mortgage obligations	62,235	110	448	61,897
Obligations of states and political subdivisions	3,034	68	1	3,101
Other securities	1,361	—	—	1,361

Total securities available-for-sale	150,547	1,239	778	151,008
FRB stock and other investments	8,306	—	—	8,306

Total investment portfolio	$158,853	$1,239	$778	$159,314

          The amortized cost and estimated fair value of AFS securities at December 31, 2005 are presented below by contractual maturity (in thousands):

	AFS Securities
		Estimated
	Amortized	Fair
	Cost	Value
Due in one year or less	$39,759	$39,434
Due after one year through five years	96,159	95,515
Due after five years through ten years	5,955	5,992
Due after ten years	988	998
Equity securities	1,414	1,390
Mortgage-backed securities and collateralized mortgage obligations	64,522	63,458

Total securities available-for-sale	$208,797	$206,787

          Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.
          Securities with carrying values of approximately $133,629,000 and $106,356,000 were pledged to secure certain deposits at December 31, 2005 and 2004, respectively.
          In 2005, gross realized gains of $7,900 and gross realized losses of $7,100 were recorded on sales and calls of available-for-sale securities. There were no gross realized gains recorded on sales and calls of available-for-sale securities in 2004.
          The following table discloses the gross unrealized losses and the related fair value of SNBI’s investment category and length of time that individual AFS securities have been in a continuous unrealized loss position as of December 31, 2005:

	AFS Securities
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Treasury/Agency	$56,451	$405	$42,249	$857	$98,700	$1,262
Mortgage Backed	28,433	264	30,302	828	58,735	1,092
Other	8,051	88	445	1	8,496	89

Total temporarily impaired securities	$92,935	$757	$72,996	$1,686	$165,931	$2,443

          Declines in the fair value of AFS securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of SNB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
          The unrealized losses shown above represent the related fair value positions of 239 securities. These securities are comprised of primarily U.S. Treasury notes, notes and debentures issued by U.S. government sponsored agencies, and issues of States and political subdivisions. The unrealized losses shown above are primarily attributable to changes in market interest rates. During 2004, SNB recorded an other-than-temporary impairment loss of approximately $26,000 related to an equity investment in which SNB did not believe the forecasted market price recovery would occur within a reasonable period of time. SNB does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. SNB has the ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.
          SNBI’s FRB and FHLB stock, which are a required investment, are carried at cost and can only be sold back to the FRB and FHLB at par value or other member banks. Other investments is comprised of an equity investment in another institution, Texas Independent Bank, which can only be sold back to Texas Independent Bank on a formula basis and is carried at cost.
4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
          SNBI is primarily involved in making commercial loans to small-to medium-sized businesses and professionals. SNBI offers a variety of commercial and real estate lending products including revolving lines of credit, letters of credit, working capital loans, loans to finance accounts receivable, inventory and equipment, commercial real estate purchase loans, construction loans, refinance loans and various types of agriculture loans. Typically, the commercial loans have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets. SNBI also makes installment consumer loans. SNBI’s customer base is primarily in the North/West Texas and southern New Mexico areas. Although SNB have diversified portfolios, their debtors’ ability to honor their loan contracts is substantially dependent upon the general economic conditions of the region, which consist primarily of agribusiness, manufacturing, wholesale/retail and health care industries, and institutions of higher education.
          Loans at December 31, 2005 and 2004 are summarized by category as follows (in thousands):

	2005	2004
Real estate—construction	$144,721	$132,214
Real estate—1-4 family	125,901	94,427
Real estate—other	415,047	332,871
Commercial	263,975	260,923
Agricultural and other	84,646	78,215
Consumer	40,321	39,134

Total loans	1,074,611	937,784
Allowance for loan losses	(12,591)	(11,383)

Loans, net	$1,062,020	$926,401

          Included in the loan balance at December 31, 2005 and 2004 is a purchase discount with a remaining balance of $26,000 and $133,000, respectively, related to the acquisition of IBK by SNBI. This discount on the loan portfolio is entirely related to the lower than market fixed interest rate nature of the acquired loan portfolio. The original balance of the discount was $1,169,000 and was calculated at an effective purchase yield of 10.00%. The discount is being accreted into income over the life of the loans. At December 31 2005, the estimated remaining life of the loans on which the discount was calculated is three months.
          Also included in the loan balance at December 31, 2005 is a purchase discount with a remaining balance of $973,000 related to the acquisition of Heritage by SNBI. This discount on the loan portfolio is also entirely related to the lower than market fixed interest rate nature of the acquired loan portfolio. The original balance of the discount was $1,000,000 and was calculated at an effective purchase yield of 6.28%. This discount is also being accreted into income over the life of the loans. At December 31, 2005, the estimated remaining life of the loans on which the discount was calculated is four years.
          Nonperforming assets at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Nonaccrual loans	$8,654	$6,926
Accruing loans past due over ninety days	—	68
Restructured loans	88	226
Other real estate and other repossessed assets	935	1,952

Total nonperforming assets	$9,677	$9,172

          The changes in the allowance for loan losses during the years ended December 31, 2005, 2004, and 2003 are summarized as follows (in thousands):

	2005	2004	2003
Balance, beginning of year	$11,383	$10,026	$10,914
Provision for loan losses	900	450	118
Loan loss reserves of acquired bank	1,670	2,410	—
Loans charged off	(2,555)	(2,365)	(1,945)
Recoveries	1,193	862	939

Balance, end of year	$12,591	$11,383	$10,026

          During the normal course of business, SNBI may enter into transactions with related parties, including their officers, directors, significant shareholders, and their related affiliates. It is SNBI’s policy that all such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with others. There were loans outstanding, directly and indirectly, to this group of approximately $8.5 million, $276,000 and $586,000 at December 31, 2005, 2004 and 2003, respectively. The increase in 2005 is related to directors who were appointed to our Board of Directors in 2005.
          At December 31, 2005 and 2004, loans identified as being impaired consisted of nonhomogeneous loans placed on nonaccrual status.
          During 2005 and 2004, the average investment in loans that are considered to be impaired under SFAS No. 114 was approximately $7.8 million and $6.2 million, respectively. Included in these amounts at December 31, 2005 and 2004, was approximately $8.6 million and $6.9 million, respectively, of impaired loans for which the related specific reserve for loan losses was approximately $2.0 million and $1.4 million respectively. There were $28,000 and $38,000 of impaired loans that did not have a specific related reserve for loan losses at December 31, 2005 and December 31, 2004, respectively.
          The approximate effect of such nonearning assets was a loss of interest income of approximately 477,000 for the year ended December 31, 2005, $412,000 for the year ended December 31, 2004 and $496,000 for the year ended December 31, 2003. Payments received on these loans are first applied to principal, and interest is applied at the end of the note term. Interest income recognized was $294,000, $143,000 and $292,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
          SNB originates mortgage loans intended for sale in the secondary market. Those loans are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Loans outstanding at December 31, 2005 and 2004, committed for sale were $11,584,000 and $8,382,000, respectively, and were sold subsequent to the balance sheet dates with limited recourse and with servicing rights released.

5.	PREMISES AND EQUIPMENT
          Premises and equipment at December 31, 2005 and 2004, are summarized as follows (in thousands):

	Estimated
	Useful Life	2005	2004
Land	—	$14,181	$10,377
Premises	20-40 yrs	40,625	28,734
Furniture and equipment	3-10 yrs	8,129	6,954

Gross premises and equipment		62,935	46,065

Accumulated depreciation		(14,166)	(12,150)

Net premises and equipment		$48,769	$33,915

          Depreciation expense amounted to approximately $3,187,000, $2,826,000 and $3,039,000 at December 31, 2005, 2004 and 2003, respectively.
6.	DEPOSITS
          At December 31, 2005 and 2004, time deposits of $100,000 or more were approximately $154,594,000 and $122,000,000 respectively.
          At December 31, 2005, the scheduled maturities of interest-bearing time deposits are as follows (in thousands):

2006	235,341
2007	76,213
2008	12,274
2009	11,655
20010	10,369
2011 and thereafter	0

Total	$345,852

          Deposits from non-U.S. citizens (primarily Mexican nationals) amounted to approximately $52,296,000 and $54,119,000 at December 31, 2005 and 2004, respectively.
          At December 31, 2005, total deposits were $1,357,078,000 an increase of $230,684,000 as compared to $1,126,394,000 at December 31, 2004. The increase in deposits was primarily related to the acquisition of Heritage. Through this acquisition, SNBI acquired $197,296,000 in deposits. The remainder of the increase was related to organic growth.
7.	BORROWING ARRANGEMENTS
          SNBI has a revolving credit facility arrangement with a bank in the amount of $5.0 million. This was not used at December 31, 2005 and has a final maturity of May 31, 2006.
          The notes payable balance consists of advances of approximately $5,841,000 and $899,000 as of December 31, 2005 and 2004, respectively, from the Federal Home Loan Bank of Dallas. The balance at December 31, 2005 represents 10 separate notes with interest rates ranging from 2.59% to 5.45% and maturities ranging from February 27, 2006 to February 1, 2018. Also included in the notes payable balance at December 31, 2005 is a purchase discount with a remaining balance of $23,000 related to the acquisition of Heritage by SNBI. This discount on the notes payable is entirely related to the higher than market interest rate on the acquired notes. The original balance of the discount was $30,927 and was calculated at an effective purchase yield of 2.80%. This discount is being amortized over the life of the notes. At December 31, 2005, the estimated remaining life of the notes payable on which the discount was calculated is 1 year.
          In conjunction with the purchase of United Bank & Trust (“UB&T”), SNBI issued subordinated notes to former UB&T shareholders in the original amount totaling $5.0 million with interest payable quarterly at a rate equal to the (“Libor Interbank Offered Rate (“LIBOR”) plus 1.25%. The subordinated notes were recorded at estimated fair value of $4,810,000. This note was paid in full during 2002 with the exception of one shareholder who elected not to have early pay off of the note. In February 2004, the note balance was paid off in full to the remaining shareholder.

8.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY’S SUBORDINATED DEBENTURES
          During 2004, the Statutory Trust II issued and has outstanding, 10,000 shares of floating rate capital securities (“Capital Securities”) at $1,000 per capital security. The proceeds from the sale of the Capital Securities were used by the Statutory Trust II to purchase an equivalent amount of subordinated debentures of SNBI. Distributions on the Capital Securities are payable quarterly (March 17, June 17, September 17, and December 17 of each year) at the annual rate based on the three-month LIBOR, plus 2.79%, reset for each distribution date, have a stated maturity of March 17, 2034, and are guaranteed by SNBI. The Capital Securities are redeemable at a specified premium prior to March 17, 2009. After March 17, 2009, the Capital Securities are redeemable at par. Annual distributions paid to holders of the Capital Securities during 2005 and 2004 were $635,000 and $351,000, respectively.
          During 2001 the Statutory Trust issued and has outstanding, 22,000 shares of floating rate capital securities (“Capital Securities I”) at $1,000 per capital security. The proceeds from the sale of the Capital Securities I were used by the Statutory Trust to purchase an equivalent amount of subordinated debentures of SNBI. Distributions on the Capital Securities I are payable quarterly (October 31, January 31, April 30, and July 31 of each year) at the annual rate based on the three-month Libor, plus 3.58%, reset for each distribution date, have a stated maturity of July 31, 2031, and are guaranteed by SNBI. The Capital Securities I are redeemable at a specified premium between July 31, 2006 and July 31, 2011. After July 31, 2011, the Capital Securities I are redeemable at par. Annual distributions paid to holders of the Capital Securities I during 2005, 2004 and 2003 were $1,582,000, $1,126,000 and $1,083,000, respectively.
          During 2003 the Capital Trust issued and had outstanding, 15,000 shares of floating rate capital securities (“Capital Securities II”) at $1,000 per capital security. The proceeds from the sale of the Capital Securities II were used by the Capital Trust to purchase an equivalent amount of subordinated debentures of SNBI. The funds generated from this transaction were used to redeem trust preferred securities issued by ICT as discussed below. Distributions on the Capital Securities II are payable quarterly (March 30, June 30, September 30, and December 30 of each year) at the annual rate based on the three-month Libor, plus 3.05%, reset for each distribution date, had a stated maturity of September 30, 2003, and are guaranteed by SNBI. The Capital Securities II were redeemable at a par on or after September 30, 2008. Annual distributions paid to holders of the Capital Securities II during 2005, 2004 and 2003 were $964,000, $688,000 and $294,000, respectively.
          In connection with the acquisition of IBK, SNBI agreed to assume and guarantee the $13.0 million par value outstanding trust preferred securities issued by ICT. There were 1,300,000 shares of trust preferred securities were issued by ICT in 1998 at $10.00 per preferred security. ICT used the proceeds from the sale to purchase an equivalent amount of subordinated debentures of IBK. The trust preferred securities had a distribution rate of 8.5% and a stated maturity of September 22, 2028. The securities were redeemable at par on September 22, 2033. On September 22, 2003, all the Trust’s preferred securities were redeemed by the Trust and, in turn, all the debentures issued by IBK to the Trust were also redeemed. Distributions on the trust preferred securities were payable quarterly. Annual distributions paid in 2003 were $804,000. As part of the purchase accounting for the acquisition of IBK by SNBI, the trust preferred securities were fair valued at approximately $10,897,000 as of the acquisition date. The discount to record the instrument to fair value was $2,103,000 and was calculated at an effective purchase yield of 10.26%. The discount was being amortized into expense over the life of the instrument. At September 22, 2033 the remaining discount was approximately $2,057,000. This balance was expensed in full at the time of redemption. IBK also had approximately $438,000 in capitalized issuance costs related to the Trust Preferred which were also expensed at the time of redemption.
9.	INCOME TAXES
          The components of the provision for income taxes are (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current income tax expense	$8,894	$7,017	$5,101
Deferred income tax benefit	(976)	(700)	(899)

Income tax expense	$7,918	$6,317	$4,202

     The following is a reconciliation of the difference between income tax expense as reported and the amount computed by applying the statutory income tax rate to income before income taxes (in thousands):

	Years Ended December 31,
	2005	2004	2003
Income before income taxes	$24,600	$19,672	$13,771
Statutory rate	35%	35%	35%

Income tax expense at statutory rate	8,610	6,885	4,820
Tax-exempt income
Municipal Securities	(104)	(34)	(51)
Bank-owned life insurance	(477)	(457)	(409)
Loans	(22)	—	—
Effect of graduated rate	—	—	(69)
Other, net	(89)	(77)	(89)

Income tax expense as reported	$7,918	$6,317	$4,202

          The components of SNBI’s deferred tax assets and liabilities at December 31, 2005 and 2004, consist of the following (in thousands):

	Years Ended
	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$101	$143
Allowance for loan losses	3,822	3,984
Premises and equipment	237	—
Unrealized loss on securities available-for-sale	703	—
Deferred compensation plans	609	478
Stock Options	272	102
Other	552	826

	6,296	5,533

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	161
Core deposit intangible	3,750	4,783
Premises and equipment	—	97
Prepaid expenses	351	349
Other	396	280

	4,497	5,670

Net deferred tax asset (liability)	$1,799	$(137)

          SNBI records a valuation allowance on deferred tax assets if it is more likely than not that some portion of all or all of a deferred tax asset will not be realized. There was no valuation allowance at December 31, 2005 or 2004.
          Approximately $966,000 and $1,722,000 of net operating loss carryforwards from subsidiaries remained at December 31, 2005 and 2004, respectively. The utilization of the majority of the net operating losses from SNBI subsidiaries is limited in subsequent years as a result of prior ownership changes, as required under certain sections of the Internal Revenue Code. Assuming no changes to the applicable tax code, these net operating losses cannot be used regardless of future economic earnings and therefore, no deferred tax asset or related valuation reserve is recorded for these net operating loss carryforwards. All carryforwards, if unused, will expire from 2006 through 2017. Of the total available carryforwards as of December 31, 2005, approximately $289,000 will be eligible to be used by SNBI before they expire and no valuation allowance was deemed necessary.

10.	EMPLOYEE BENEFITS
          SNBI and its subsidiaries have 401(k) profit sharing plans to provide retirement benefits for their employees. SNBI contributed $588,000, $507,000 and $476,000 to its 401(k) plans for the years ended December 31, 2005, 2004 and 2003, respectively.
          SNBI also has a nonqualified stock option plan to provide an incentive for key employees to remain in service, to extend to them the opportunity to acquire a proprietary interest in SNBI so that they will apply their best efforts for the benefit of SNBI, and to aid SNBI in attracting and retaining key personnel. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $10.00 to $25.80 as of December 31, 2005. Under the plan, the options are granted at 100% of the estimated fair value of the shares at the grant date, but in no event will the exercise price be less than $10.00. The aggregate number of shares of stock to be issued pursuant to the exercise of all options granted under the plan may not exceed 10% of the then outstanding shares of stock.
          Compensation expense has been recognized over the vesting period based on the fair market value of the shares on the grant date. Shares granted will be deemed vested in the event of disability or death. Approximately $488,000, $236,000 and $56,000 in compensation expense was recognized during years ended December 31, 2005, 2004 and 2003, respectively.
A summary of SNBI’s stock option activity and related information at December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of period	818,283	$15.58	597,500	$14.19	549,200	$13.86
Granted	32,500	25.80	229,250	19.15	80,800	16.94
Exercised	(8,833)	14.44	(8,467)	13.92	—	—
Forfeited	(9,000)	21.00	—	—	(32,500)	15.38

Options outstanding, end of period	832,950	$15.93	818,283	$15.58	597,500	$14.19

Options exercisable, end of period	637,682		529,833		502,867

Weighted average fair value per share of options granted during the year		$6.44		$5.01		$2.24
Weighted average remaining contractual life in years		2.77		3.70		4.36
          The following table presents the expiration of SNBI’s stock options as of December 31, 2005:

				Weighted Average
				Remaining
Year of		Range of	Number of	Contractual
Expiration	Year Granted	Exercise Prices	Outstanding Options	Life in Years
2006	2001	16.00	10,500	0.61
2007	1997	$10.00	132,000	1.44
2007	2000	16.00	20,000	1.31
2007	2002	16.00 - 17.00	32,000	1.72
2008	1998	10.00 - 15.00	216,400	2.78
2008	2003	16.00 - 17.50	79,300	2.45
2009	1999	15.00	90,000	3.25
2009	2004	18.50 - 21.00	220,250	3.58
2010	2005	25.80	32,500	4.77

          Supplemental Executive Retirement Plan
          On July 1, 2002, SNBI established a Supplemental Executive Retirement Plan to provide key employees with retirement and death benefits. The current plan is a defined contribution plan and the expense charged to earnings for 2005, 2004 and 2003, respectively, was approximately $471,000, $308,000 and $297,000 with the related liability included in “Other Liabilities”. These expenses include administration cost, premiums for disability insurance on the participants, and amounts that are calculated based on the present value of the estimated deferred compensation amount assigned to each individual based on a normal retirement age of 65 years old. As of December 31, 2005 and 2004, the accumulated balance for SERP was approximately $1,160,000 and $716,000, respectively.
          Bank-Owned Life Insurance
          Life insurance with cash surrender values, included in “Other Assets”, in the amounts of approximately $36,736,000 and $35,324,000 at December 31, 2005 and 2004, respectively, is available to fund payments necessary under the terms of SNBI’s and SNB’s various benefit plans. Of this amount, policies with a cash surrender value of $13,237,000 and $13,039,000 at December 31, 2005 and 2004, respectively, are subject to split dollar agreements with approximately 22 executives whereby death benefits under the policies will be split between SNB and the executives’ designated beneficiaries. The economic value of the split dollar benefit is taxable to the executives as part of their total compensation each year.
          Although not required to fund the plan, through an acquisition SNB assumed whole life insurance contracts on the acquired Bank’s related directors. The cash surrender value of the life insurance policies, which is included in other assets as discussed above, was $972,000 and $887,000 at December 31, 2005 and 2004, respectively.
11.	WARRANTS
          In connection with the common stock private placement in March 1999, SNBI issued 50,000 stock warrants to the placement agent in conjunction with the private placement. As of December 31, 2003, SNBI had 50,000 stock warrants outstanding with an exercise price of $15.00 per share and expiration in March 2004. All warrants were exercised or have expired.
          In connection with the common stock private placement on May 11, 1998, SNBI issued 50,000 stock warrants to the placement agent in conjunction with the private placement. The warrants had an exercise price of $16.80 per share and expired in July 2003. All warrants were exercised by the expiration date.
12.	EARNINGS PER SHARE
          The following table sets forth the computation of basic and diluted income per share (in thousands except for income per share):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net income for basic and diluted loss per share	$16,682	$13,355	$9,569

Denominator:
Denominator for basic income per share—weighted average shares	10,546	9,536	9,217
Effect of dilutive securities:
Employee stock options	266	212	139
Warrants	—	—	8

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	10,812	9,748	9,364

Basic income per share	$1.58	$1.40	$1.04

Diluted income per share	$1.54	$1.37	$1.02

13.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
          SNBI is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters-of-credit, which involve varying degrees of credit risk in excess of the amount recognized in the consolidated statement of financial position. SNBI’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.
          SNBI uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. SNBI evaluates each customer’s credit worthiness on a case-by-case basis.
          Standby letters of credit are conditional commitments issued by SNBI to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

	Years Ended
	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk (in thousands):
Commitments to extend credit	$253,902	$217,594
Standby letters of credit	15,682	12,197
          Standby letters of credit and commitments to extend credit are reviewed in evaluating the allowance for loan losses and based on these reviews, it is management’s belief that the level of exposure is not significant enough to require a contingent liability.
14.	REGULATORY RESTRICTIONS
          SNBI and SNB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on SNBI’s and SNB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, SNBI and SNB must meet specific capital guidelines that involve quantitative measures of SNB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. SNBI’s and SNB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
          Quantitative measures established by regulation to ensure capital adequacy require SNBI and SNB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (Tier 1 and Tier 2) to net risk-weighted assets and of Tier 1 capital to adjusted quarterly average assets. At December 31, 2005, management believes that SNBI and SNB met all capital adequacy requirements to which they were subject.
          As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized SNB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized or adequately capitalized, SNBI and SNB must maintain minimum Tier 1 capital to net risk-weighted assets, total capital to net risk-weighted assets and Tier 1 capital to adjusted quarterly average assets ratios as set forth in the tables below. No other condition or events have occurred since the most recent notification that management believes have changed either SNBI’s or SNB’s category.
          The minimum regulatory capital ratios as determined by the regulators for well-capitalized bank holding companies and SNBI’s actual capital amounts and ratios at December 31, 2005 and 2004, were as follows:

			Minimum	Well
	December 31,		Capital	Capitalized
	2005	2004	Ratios	Ratios
		(Dollars in thousands)
Tier 1 capital	$142,690	$113,536
Total capital	155,281	124,919
Net risk weighted assets	1,191,030	1,042,935
Adjusted quarterly average assets	1,525,043	1,287,094
Capital ratios:
Tier 1 capital to net risk weighted assets	11.98	10.89%	4.00%	6.00%
Total capital to net risk weighted assets	13.04	11.98	8.00	10.00
Tier 1 capital to adjusted quarterly average assets	9.36	8.82	4.00	5.00
          The minimum capital ratios as determined by the regulators for well-capitalized banks and SNB’s actual capital ratios at December 31, 2005 were as follows:

	Minimum Ratios for	Actual Ratios at
	Well Capitalized Banks	December 31, 2005
Tier 1 capital to net risk-weighted assets	6.00%	10.67%
Total capital to net risk-weighted assets	10.00	11.73
Tier 1 capital to adjusted quarterly average assets	5.00	8.32
          Dividends that may be paid by SNB are routinely restricted by various regulatory authorities. The amount that can be paid in any calendar year without prior approval of SNB’s regulatory agencies cannot exceed the lesser of net profits (as defined) for that year plus the net profits for the preceding two calendar years, or retained earnings. At December 31, 2005, without regulatory approval, approximate dividends available to SNBI from SNB totaled $15.0 million.
          SNB is required to maintain a certain average balance with the Federal Reserve Bank based on its deposit mix. At December 31, 2004, due to SNBI’s deposit mix, a zero average balance was required to be maintained.
15.	FAIR VALUES OF FINANCIAL INSTRUMENTS
          SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. This disclosure does not and is not intended to represent the fair value of SNBI.

          A summary of the carrying amounts and estimated fair values of financial instruments at December 31, 2005 and 2004 is as follows (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$154,635	$154,635	$89,467	$89,467
Securities available-for-sale	208,798	206,787	150,547	151,008
Federal Reserve Bank and other investments	8,094	8,094	8,306	8,306
Loans held-for-sale	11,584	11,584	8,382	8,382
Loans, net	1,062,020	1,058,158	926,401	925,916
Deposits	1,357,078	1,354,162	1,126,394	1,127,159
Federal funds purchased and securities sold under agreement to repurchase	28,597	28,597	18,530	18,530
Junior Subordinated Debentures	47,000	49,937	47,000	49,893
Notes payable	5,841	5,824	899	916
          The following methods and assumptions were used by SNBI in estimating its fair value disclosures for financial instruments.
          Cash and Cash Equivalents
          The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate fair value.
          Securities Available-For-Sale
          The fair value of investment securities is based on prices obtained from independent pricing services, which are based on quoted market prices for the same or similar securities.
          Federal Reserve Bank Stock and Other Investments
          FRB and FHLB stock are carried at cost and can only be sold back to the FRB and FHLB at par value or other member banks. Other investments is comprised of an equity investment in another institution, Texas Independent Bank, which can only be sold back to Texas Independent Bank on a formula basis and is carried at cost.
          Loans and Loans Held-For-Sale
          For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are generally based on carrying values. The fair value for other loans and loans held-for-sale is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximated its fair value.
          Deposits and Federal Funds Purchased and Securities Sold Under Agreement to Repurchase
          SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting fair value for any deposit base intangible. The deposit base intangible is not considered in the fair value amounts. The carrying amounts for variable rate money market accounts approximate their fair value. Fixed-term certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities. The carrying amounts reported in the consolidated balance sheets approximate the estimated fair value for fed funds purchased.
          Subordinated Notes Payable and Notes Payable
          Fair values are estimated based on the discounted value of contractual cash flows using rates currently available for borrowing with similar terms and remaining maturities.
          Off-Balance Sheet Instruments
          Fair values for SNBI’s off-balance sheet instruments, which consist of lending commitments and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance sheet instruments is not material.

16.	COMMITMENTS AND CONTINGENCIES
          SNBI is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from such litigation would not be material to SNBI’s financial condition, results of operations, or liquidity.
          SNBI has noncancellable operating leases for certain banking center facilities, as well as leases for various pieces of office equipment. Rent expense incurred under operating leases amounted to $1,533,000, $1,446,000 and $1,055,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
          Minimum future lease payments under operating leases are as follows for years ending December 31, (in thousands):

2006	1,474
2007	1,377
2008	1,290
2009	1,102
2010 and thereafter	1,440

Total	$6,683

          SNBI also has loans held-for-sale which it sells with limited recourse, including early default (usually ending between six and 12 months), fraud or falsified documents. Due to the low levels of loan repurchases, management has not determined it necessary to establish a contingent liability for these potential repurchases. Loans repurchased in 2004 and 2005 and held in our loan portfolio totaled $602,000 and $220,000 respectively. Loans originated for sale during 2004 and 2005 totaled $102.4 million and $132.0 million, respectively. The total of repurchased loans in our loan portfolio is $1.0 million. Of this total, $246,000 are performing loans while the remaining $796,000 are on nonaccrual status and become part of our adversely risk rated loans included in our allowance for loan losses calculation.
17.	RELATED-PARTY TRANSACTIONS
          On May 19, 1999, SNBI entered into an agreement with Castle Creek Financial, LLC (“CCF”) as the exclusive financial advisor. The agreement provides payments of $9,000 per quarter for general financial advisory services and additional fees for acquisitions or in the event of a sale of SNBI. The general financial advisory fee of $9,000 per quarter was terminated in the 4th quarter of 2005. During 2004, SNBI paid CCF $945,000 to serve as placement agent in connection with the issuance of stock in order to raise capital for the purchase of Mercantile. CCF also provided financial advisory services, including analysis and modeling, in connection with the purchase of Mercantile. In 2005, SNBI paid CCF $451,000 in fees related to the acquisition of Heritage. These fees are based on a percentage of the acquisition price and are related to analysis, modeling and other acquisition support provided by CCF. CCF is an affiliate of Castle Creek Capital, LLC, which manages Castle Creek Capital Partners Funds I, IIa and IIb. Collectively, affiliates of CCF own 15.7% of SNBI’s stock.
18.	DEFERRED COMPENSATION PLAN
          SNB has an unfunded deferred compensation plan providing retirement benefits for certain previous directors. The present value of the accrued retirement benefits obligation, which is included in other liabilities, was $529,000 and $610,00 at December 31, 2005 and 2004, respectively.
          The plan does not qualify under the Internal Revenue Code, and therefore tax deductions are allowable only when and as benefits are paid. Appropriate provision has been made for deferred taxes associated with the deferred compensation liability.
19.	PARENT COMPANY FINANCIAL INFORMATION
          Condensed financial statements of SNBI, parent only, are presented below:

STATE NATIONAL BANCSHARES, INC.
CONDENSED BALANCE SHEETS

	Year ended	Year ended
	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets:
Cash	$13,833	$8,419
Investment in subsidiaries	244,561	175,967
Other assets	3,208	15,767

Total assets	$261,602	$200,153

Liabilities:
Subordinated debentures	$48,461	$48,461
Accrued interest payable and other liabilities	884	332

Total liabilities	49,345	48,793
Stockholders’ equity	212,257	151,360

Total liabilities and stockholders’ equity	$261,602	$200,153

STATE NATIONAL BANCSHARES, INC.
CONDENSED INCOME STATEMENTS

	Years ended December 31
	2005	2004	2003
	(Dollars in thousands)
Income:
Dividends from subsidiaries	$17,552	$19,067	$10,059
Other income	—	8	—

Total income	17,552	19,075	10,059

Expenses:
Interest on subordinated debt	3,211	2,233	1,423
Other expenses	2,120	1,359	1,221

Total expenses	5,331	3,592	2,644

Income before federal income taxes and equity in undistributed earnings of subsidiaries	12,221	15,483	7,415
Federal income tax benefit	(1,800)	(1,210)	(883)

Income before equity in undistributed earnings of subsidiaries	14,021	16,693	8,298
(Distributions in excess of earnings) equity in undistributed earnings of subsidiaries	2,661	(3,338)	1,271

Net income	$16,682	$13,355	$9,569

STATE NATIONAL BANCSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands
Cash flows from operating activities:
Net income	$16,682	$13,355	$9,569
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred federal income tax benefit	(152)	(43)	(15)
Equity in undistributed loss (earnings) of subsidiaries	(2,661)	3,338	(1,271)
Increase in other assets	(1,770)	(46)	(211)
Increase (Decrease) in accrued interest payable and other liabilities	449	(3)	(107)
Change in other, net	625	92	(73)

Net cash provided by operating activities	13,173	16,693	7,892

Cash flows from investing activity:
Sales and maturities of held-to-maturity and available -for-sale securities	—	25	—
Payments for investments in and advances to subsidiaries	(67,549)	(51,551)	(14,766)
Sale or repayment of investments in and advances to subsidiaries	14,452	99	112
Change in other, net	—	(310)	—

Net cash used in investing activity	(53,097)	(51,737)	(14,654)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000	15,470
Repayment of long-term debt	—	(121)	(14)
Proceeds from issuance of common stock	45,313	18,435	1,171
Payment to repurchase common stock	—	—	(3,392)
Change in other, net	25	430	—

Net cash provided by financing activities	45,338	28,744	13,235

Net increase (decrease) in cash and cash equivalents	5,414	(6,300)	6,473
Cash and cash equivalents at beginning of period	8,419	14,719	8,246

Cash and cash equivalents at end of period	$13,833	$8,419	$14,719

20.	BRANCH SALES
               At December 31, 2002, SNBI was in the process of completing the sale of a branch located in Socorro, New Mexico. Accordingly, the assets and liabilities of the Socorro Branch were classified as “Banking center held-for-sale” on the Consolidated Statement of Cash Flows. The effects of this classification are presented on the 2003 Consolidated Statements of Cash Flows.