Form 10-Q
period 2006-03-31
State National Bancshares, Inc.
filed 2006-05-15
CIK 1332626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number 000-51548
STATE NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2641879

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of May 12, 2006, was 12,014,083 shares.

STATE NATIONAL BANCSHARES, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands,
	except share data)
Assets:
Cash and Cash equivalents:
Cash and due from banks	$71,236	$72,922
Federal funds sold	65,700	36,950
Interest-bearing deposits in other banks	35,318	44,763

Total Cash and cash equivalents	172,254	154,635
Securities available-for-sale, at fair value (amortized cost of $212,379 and $208,797 at March 31, 2006 and December 31, 2005, respectively)	210,399	206,787
Federal Reserve Bank stock and other investments, at cost	8,092	8,094
Loans held-for-sale	7,477	11,584
Loans held for investment:
Total loans held for investment	1,087,419	1,074,611
Less allowance for loan losses	13,072	12,591

Net loans held for investment	1,074,347	1,062,020
Premises and equipment, net	50,643	48,769
Goodwill	99,351	100,486
Other intangible assets, net	17,325	17,936
Accrued interest receivable	7,921	8,919
Other real estate and other repossessed assets	696	935
Other assets	44,173	42,712

Total assets	$1,692,678	$1,662,877

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing deposits	$509,329	$487,369
Interest-bearing demand deposits	535,221	523,857
Interest-bearing time deposits	337,989	345,852

Total deposits	1,382,539	1,357,078
Federal funds purchased and securities sold under agreement to repurchase	32,718	28,597
Accrued interest payable	1,691	1,645
Other liabilities	10,591	10,459
Junior subordinated debentures	47,000	47,000
Notes payable	1,201	5,841

Total liabilities	1,475,740	1,450,620

Minority interest in consolidated subsidiaries	866	—
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Common stock, $1 par value;
Authorized shares—40,000,000;
Issued and outstanding shares—11,984,083 and 11,971,107, respectively	11,984	11,971
Additional paid-in capital	177,823	177,428
Retained earnings	27,553	24,164
Accumulated other comprehensive loss	(1,288)	(1,306)

Total shareholders’ equity	216,072	212,257

Total liabilities and shareholders’ equity	$1,692,678	$1,662,877

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
	2006	2005
	(Dollars in thousands, except
	share data)
Interest income:
Loans, including fees	$20,785	$15,802
Securities	2,320	1,481
Deposits in other banks	426	53
Federal funds sold	355	100

Total interest income	23,886	17,436

Interest expense:
Deposits	4,215	1,934
Federal funds purchased and securities sold under agreement to repurchase	304	85
Subordinated notes payable	942	702
Notes payable	51	11

Total interest expense	5,512	2,732

Net interest income	18,374	14,704
Provision for loan losses	480	300

Net interest income after provision for loan losses	17,894	14,404

Non-interest income:
Service charges on deposit accounts	2,695	2,380
Gain on sale of loans	633	573
Bank owned life insurance	327	315
Net realized gain on sale of investment securities	—	1
Other	1,042	1,095

Total non-interest income	4,697	4,364

Non-interest expenses:
Salaries and employee benefits	8,251	7,069
Net occupancy and equipment expense	2,544	2,168
Amortization of intangibles	1,022	824
Communication expense	320	280
Data processing expense	221	220
Advertising	299	221
Professional fees	504	355
Supplies	185	202
Net costs applicable to other real estate and other repossessed assets	69	16
Other	2,369	2,070

Total noninterest expenses	15,784	13,425

Income before income taxes and minority interest in subsidiaries	6,807	5,343
Income tax expense	2,280	1,906
Minority interest in consolidated subsidiary’s net loss	60	—

Net income	$4,587	$3,437

Basic income per share	$0.38	$0.34
Diluted income per share	0.38	0.33
Dividends per share	0.10	—
See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Change in Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands, except number of shares)
Balance, January 1, 2005	10,054,582	$10,055	$133,519	$7,482	$304	$151,360
Comprehensive income:
Net income	—	—	—	16,682	—	16,682
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(1,609)	(1,609)
Reclassification adjustment for gains included in net income	—	—	—	—	(1)	(1)

Total comprehensive income						15,072
Issuance of new stock	1,907,692	1,907	43,279	—	—	45,186
Stock option award expense	—	—	486	—	—	486
Stock options exercised	8,833	9	144	—	—	153

Balance, December 31, 2005	11,971,107	11,971	177,428	24,164	(1,306)	212,257
Comprehensive income:
Net income	—	—	—	4,587	—	4,587
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	18	18

Total comprehensive income						4,605
Dividends — $0.10 per share	—	—	—	(1,198)	—	(1,198)
Stock option award expense	—	—	127	—	—	127
Stock issued for directors fees	7,576	8	182	—	—	190
Stock options exercised	5,400	5	86	—	—	91

Balance, March 31, 2006	11,984,083	$11,984	$177,823	$27,553	$(1,288)	$216,072

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Operating Activities:
Net income	$4,587	$3,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	300
Depreciation and amortization	1,909	1,579
Stock compensation expense	127	121
Loans originated for sale	(24,331)	(23,820)
Proceeds from sales of loans held-for-sale	29,071	25,305
Gain on sale of loans	(633)	(573)
Gain on sale of premises and equipment	(14)	—
Net gain on sale of investment securities	—	(1)
Net loss (gain) on sale of other real estate and repossessed assets	23	(17)
Deferred income tax benefit	(346)	(288)
Minority interest in consolidated subsidiary’s net loss	(60)	—
Write-down of premises and equipment	—	23
Net amortization of premium on securities	12	189
Net change in other assets and liabilities	84	3,567

Net cash provided by operating activities	10,909	9,822

Investing Activities:
Purchase Price adjustment for Heritage acquisition	724	—
Purchases of securities available-for-sale	(56,975)	(4,998)
Purchases of Federal Reserve Bank stock and other investments	—	(13)
Proceeds from sales, maturities and calls of securities available-for-sale	53,383	21,901
Net increase in loans	(12,869)	(12,585)
Proceeds from sale of premises and equipment	295	—
Proceeds from sales of other real estate and other repossessed assets	278	538
Purchase of premises and equipment	(3,077)	(1,171)

Net cash (used in) provided by investing activities	(18,241)	3,672

Financing Activities:
Net increase (decrease) in deposits	25,461	(1,030)
Stock issued through exercise of stock options & warrants	91	5
Stock issued for directors fees	190	—
Net increase in federal funds purchased and securities sold under agreement to repurchase	4,121	42
Principal payments on FHLB note	(4,640)	(29)
Proceeds from minority interest	926	—
Payment of cash dividends	(1,198)	—

Net cash provided by (used in) financing activities	24,951	(1,012)

Net increase in cash and cash equivalents	17,619	12,482
Cash and cash equivalents, beginning of period	154,635	89,467

Cash and cash equivalents, end of period	$172,254	$101,949

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,466	$2,675
Income taxes paid, net of refunds	136	11
Noncash transactions:
Transfer of loans to other real estate owned, net	77	514
See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Basis of Presentation
     State National Bancshares, Inc. (the “Company” or “SNBI”) is a bank holding company headquartered in Fort Worth, Texas, offering a broad range of financial products and services primarily through the Company’s main subsidiary, State National Bank (the “Bank”), a national banking association. At March 31, 2006, the Bank operated 42 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa), and Rio Grande (El Paso, Texas and Southern New Mexico). As a bank holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to supervision and regulation by the Board of Governors of the Federal Reserve System.
     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the financial position and results for the periods presented. These financial statements are unaudited but, in the opinion of management, reflect all necessary adjustments, including usual recurring adjustments, for a fair presentation of such financial statements.
     The presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting periods. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates.
     Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005, which we included in our Annual Report on Form 10-K filed on March 29, 2006. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
2. Earnings Per Share
     Basic earnings per share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.
     The computation of earnings per share is presented below:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands,
	except per share data)
Reported net income	$4,587	$3,437
Add: Stock-based employee compensation expense included in reported net income, net of tax	82	121
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(82)	(81)

Pro forma net income	$4,587	$3,477

Earnings per share:
Basic—as reported	$0.38	$0.34
Basic—pro forma	0.38	0.34
Diluted—as reported	0.38	0.33
Diluted—pro forma	0.38	0.33

3. Adoption of Accounting Standards
     SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on the periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities with fiscal periods starting after June 15, 2005. As a public entity we implemented SFAS 123R on January 1, 2006 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows including our first quarter stock-based compensation expense.
     FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment in considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 on January 1, 2006 did not have a material impact on our consolidated financial position, results in operations or cash flows.
4. Initial Public Offering
     On September 29, 2005, we completed an initial public offering of 1,907,692 shares of common stock at the initial offering price of $26 per share. The proceeds received after the underwriters’ discounts and commissions but before expenses related to the offering were $46.1 million. All of the proceeds from the offering, net of issuance costs of approximately $1.0 million, were used to fund a portion of the purchase price of Heritage Financial Corporation, which we acquired on October 6, 2005.
5. Recent Acquisitions
     On October 6, 2005, SNBI purchased all of the outstanding common stock of Heritage Financial Corporation (“Heritage”) for $53.5 million in cash in order to further expand in the Fort Worth Metroplex (Tarrant County) area. To fund the acquisition, SNBI issued, through an initial public offering, 1,907,692 shares of SNBI common stock at $26 per share. The acquisition was accounted for under the purchase method of accounting for business combinations. Core deposit intangibles related to this transaction amounted to $6.0 million and are amortized on an accelerated basis using a ten year life. Goodwill associated with the transaction amounted to approximately $28.5 million and is subject to change as transactions associated with the merger are finalized. At the date of acquisition, SNBI acquired assets of $226.3 million, net loans of $103.4 million, and deposits of $197.3 million before purchase accounting adjustments.

6. Regulatory Matters
     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank, as a national bank, is subject to the dividend restrictions set forth in the National Bank Act of 1864 and the regulations and policies of the Office of the Comptroller of the Currency, or the OCC. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of March 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.
     The most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 Leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2006 are also presented in the table.
     At March 31, 2006 and December 31, 2005, required and actual regulatory capital amounts and ratios for SNBI were as follows:

			Minimum	Well-
	March 31,	December 31,	Capital	Capitalized
	2006	2005	Ratios	Ratios
	(Dollars in thousands)
Tier 1 capital	$147,907	$142,690
Total capital	160,979	155,281
Total risk-weighted assets	1,196,053	1,191,030
Adjusted quarterly average assets	1,649,497	1,525,043
Capital ratios:
Leverage ratio	9.64%	9.36%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	12.37	11.98	4.00	6.00
Total capital to risk-weighted assets	13.46	13.04	8.00	10.00
     The minimum capital ratios as determined by the regulators for well-capitalized banks and the Bank’s actual capital ratios at March 31, 2006 were as follows:

	Minimum Ratios for	Actual Ratios at
	Well-Capitalized Banks	March 31, 2006
Leverage ratio	5.00%	8.41%
Tier 1 capital to risk-weighted assets	6.00	10.81
Total capital to risk-weighted assets	10.00	11.90
7. Stock-Based Compensation
     SNBI has a nonqualified stock option plan to provide an incentive for key employees to remain in service, to extend to them the opportunity to acquire a proprietary interest in SNBI so that they will apply their best efforts for the benefits of SNBI, and to aid SNBI in attracting and retaining key personnel. Prior to 2003, we had applied the recognition and measurement provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our plan. APB 25 required compensation cost to be recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) under the prospective transition method. At this time, SNBI began to recognize the cost of stock-based employee compensation calculated under the fair-value-based method of accounting. The compensation cost was calculated by using the Black-Scholes option-pricing model to value the options on the measurement date, which is generally the date of the grant. This model requires the input of assumptions such as volatility, expected terminations and expected forfeitures. Changes to the assumptions can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise affect the value of the employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. Under the prospective transition method, this cost was recognized only on awards granted after January 1, 2003.
     As stated in Note 3 – Adoption of Accounting Standards, SNBI adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires stock-based compensation transactions to be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. We transitioned to SFAS 123R for stock-based compensation using the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards granted after the implementation date, as well as unvested awards granted prior to the implementation date. As of January 1, 2006, SNBI had no unvested awards for options granted prior to January 1, 2003. For the three months ended march 31, 2006, we recorded stock option expense totaling $127,000.
     In the fourth quarter of 2005, as a publicly traded company, we began measuring volatility in our stock when calculating stock option expense. As public trading of SNBI stock began on September 30, 2005, it was most appropriate to use implied volatility when calculating the fair value of the stock options. As we had been a privately held company prior to the IPO, our stock volatility had been minimal. This change increased our stock option expense on the options granted in 2005 by approximately 64.4%. In the first quarter of 2006, we did not grant any new stock options.
8. Minority Interest
     SNBI entered into a limited partnership with a third party to construct and own a four story building that will provide a permanent location for our downtown Fort Worth banking center and additional non-bank office space that will be available for lease. The Bank has a controlling interest in this entity and the third party is a significant tenant of the building and owns the remaining interest in the entity. This has created a minority interest in the consolidated subsidiary on our consolidated balance sheet of $866,000 and a minority interest in the loss of the consolidated subsidiary on our consolidated income statement of operations of $60,000 as of and for the period ending March 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents management’s analysis of our results of operations for the three months ended March 31, 2006 and 2005 and our financial condition as of March 31, 2006 and December 31, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.
     Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, including the following:
•	if a significant number of our customers fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

•	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

•	the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations;

•	adverse changes in domestic or global economic conditions could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock; and

•	we face substantial competition in our primary market area.
     These factors and the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2005, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Executive Overview
     Introduction
     We are a registered bank holding company headquartered in Fort Worth, Texas, offering a broad array of financial services through our wholly owned banking subsidiary, State National Bank (“SNB” or the “Bank”). As of March 31, 2006, we had, on a consolidated basis, total assets of $1.7 billion, net loans of $1.1 billion, total deposits of $1.4 billion, and shareholders’ equity of $216.1 million. We currently operate through a network of 42 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa), and Rio Grande (El Paso, Texas and Southern New Mexico). Our headquarters are located at 4500 Mercantile Plaza Drive, Suite 300, Fort Worth, TX 76137 and our telephone number is (817) 547-1150. Our website address is www.statenationalbank.com.
     As a bank holding company, we generate most of our revenue from interest on loans and investments, service charges, and gains on the sale of loans. Our primary source of funding for our loans is deposits we hold in the bank. Our largest expenses are interest on these deposits and salaries and related employee benefits. We usually measure our performance by calculating our return on average assets, return on average equity, our regulatory leverage and risk-based capital ratios. We also measure our performance by our efficiency ratio, which is calculated by dividing noninterest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and noninterest income.
     Our consolidated financial statements for the three-month period ended March 31, 2006, and 2005 and the fiscal year ended December 31, 2005 include financial results for each of our wholly owned subsidiaries: State National Bank, TWOENC, Inc., State National Properties, LLC, and State National Bancshares of Delaware and in 2006 our majority owned subsidiary SNB-WP, LP. Our statutory trust subsidiaries which are special purpose vehicles that were used to issue trust preferred securities, are not consolidated with us or State National Bank.
     Critical Accounting Policies
     We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions. Our accounting policies are described in detail in the notes to our consolidated financial statements included in our most recent Annual Report on Form 10-K.
     We deem an accounting policy critical if (1) the accounting estimate required us to make assumptions about matters that are highly uncertain at the time we make the accounting estimate; and (2) different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements.
     Loans and Allowance for Loan Losses
     Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan losses amounted to $13.1 million and $12.6 million as of March 31, 2006 and December 31, 2005, respectively. Losses charged to the allowance amounted to $174,000 for the three months ended March 31, 2006 compared to $555,000 for the same period in 2005. Recoveries were credited to the allowance in the amounts of $175,000 and $258,000 for those same periods, respectively.
     We follow a consistent procedural discipline and account for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” and SFAS No. 114,

“Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, ”Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”
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
     We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $9.3 million and $8.7 million as of March 31, 2006 and December 31, 2005, respectively.
     Other Real Estate Owned and Repossessed Assets
     Other real estate owned (“OREO”) and repossessed assets, normally obtained through foreclosure or other workout situations are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan losses. An appraisal of other real estate properties and valuations of repossessed assets is made periodically after acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. OREO and repossessed assets amounted to $696,000 and $935,000 as of March 31, 2006 and December 31, 2005, respectively.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
     Net Interest Income and Net Interest Margin
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
     Net interest income increased 25.2%, or $3.7 million, to $18.4 million in the three months ended March 31, 2006, from $14.7 million in the same period of 2005. These increases resulted primarily from higher volumes in our loan portfolio due to the Heritage acquisition, organic growth and the increase in market interest rates.
     Total interest income for the first quarter of 2006 was $23.9 million, compared to $17.4 million for the same period in 2005, representing a 37.4% increase. The increase was due to the combined effect of increases in average interest-earning assets due to the Heritage acquisition, organic growth and increased yields resulting from higher interest rates during 2006. Average interest-earning assets for the three months ended March 31, 2006 increased 22.2%, or $249 million, to $1.373 billion compared to $1.124 billion for the same period in 2005.
     Total interest expense was $5.5 million for the first quarter ended March 31, 2006, compared to $2.7 million for the same quarter in 2005. The increase resulted primarily from the combination of increased deposit balances due to our acquisition of Heritage, higher rates paid on interest-bearing deposits and higher rates on subordinated notes payable during 2006. Average interest-bearing liabilities for the quarter ended March 31, 2006 increased to $946.1 million compared to $791.1 million for the same period of 2005, representing a $155 million increase primarily related to the acquisition of Heritage.
     Net interest margin on a fully taxable equivalent basis increased to 5.40% for the three months ended March 31, 2006, as compared to 5.24% for the same period in 2005. Net interest spread on a fully taxable equivalent basis decreased to 4.67% for the three months ended March 31, 2006, as compared to 4.83% for the same period in 2005.

     The following table, for the periods indicated, present our average balance sheets and indicates the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis, and the average rates earned or paid on each major category. This analysis details the contribution of our interest-earning assets and the overall impact of the cost of funds on our net interest income.

	Three Months Ended March 31,
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
			(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income	$1,083,370	$20,785	7.67%	$947,320	$15,802	6.67%
Securities	216,846	2,474	4.56	150,717	1,496	3.97
Time deposits in other banks	32,355	426	5.27	9,846	53	2.15
Fed funds sold	40,127	355	3.54	16,494	100	2.43

Total interest-earning assets	1,372,698	24,040	7.01	1,124,377	17,451	6.21

Noninterest-earning assets:
Cash and due from banks	70,120			61,097
Intangible assets	117,681			85,837
Premises and equipment, net	49,451			33,934
Accrued interest receivable and other assets	52,360			45,515
Allowance for loan losses	(12,813)			(11,468)

Total noninterest-earning assets	276,799			214,915

TOTAL ASSETS	$1,649,497			$1,339,292

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$519,680	$1,570	1.21%	$446,557	$682	0.61%
Time deposits	343,557	2,645	3.08	278,618	1,252	1.80
Fed funds purchased and securities under agreement to repurchase	31,649	304	3.84	18,017	85	1.89
Junior subordinated debentures	47,000	942	8.02	47,000	702	5.97
Note payable	4,203	51	4.85	880	11	4.77

Total interest-bearing liabilities	946,089	5,512	2.33	791,072	2,732	1.38
Noninterest-bearing liabilities:
Demand deposits	476,067			387,856
Accrued interest payable and other liabilities	12,319			7,079

Total noninterest-bearing liabilities, net	488,386			394,935

TOTAL LIABILITIES	1,434,475			1,186,007
SHAREHOLDERS’ EQUITY	215,022			153,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,649,497			$1,339,292

Net interest income		$18,528			$14,719

Net interest spread(2)			4.68%			4.83%

Net interest margin(3)			5.40%			5.24%

(1)	Yields on tax-exempt securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.

(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase Due To Changes In:
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans, net of unearned income	$2,269	$2,714	$4,983
Securities	657	321	978
Time deposits in other banks	121	252	373
Federal funds sold	143	112	255

Total interest income	3,190	3,399	6,589

Interest-bearing liabilities:
Demand, savings and money market deposits	112	776	888
Time deposits	292	1,101	1,393
Federal funds purchased and securities sold under agreement to repurchase	64	155	219
Junior subordinated debentures	—	240	240
Notes payable	39	1	40

Total interest expense	507	2,273	2,780

Increase in net interest income	$2,683	$1,126	$3,809

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
     Our provisions for loan losses for the three months ended March 31, 2006 and 2005 were $480,000 and $300,000, respectively. Management calculated a provision for loan losses for the first quarter of 2006 to provide amounts slightly above the long term average net charge offs and to increase the overall loan loss reserve percentage to approximate peer ratios.
     Noninterest Income
     Our noninterest income for the three months ended March 31, 2006 and 2005 was $4.7 million and $4.4 million, respectively, representing a 7.6% increase. Annualized noninterest income for the three months ended March 31, 2006 and 2005 represented approximately 1.1% and 1.3%, respectively, of our average assets for the same periods. Additionally, noninterest income represented approximately 16.4% and 20.0% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. The decrease in ratio of noninterest income to total revenues is due to the acquisition of Heritage, which provided a greater portion of interest income than noninterest income.
     As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 57.4% and 54.6% of our total noninterest income for the first quarter of 2006 and 2005, respectively. This income source increased to $2.7 million in the three months ended March 31, 2006 from $2.4 million in the three months ended March 31, 2005. These increases were primarily due to an increase in our number of transactional and savings accounts resulting from our acquisition of Heritage. We periodically review service charge rates in an effort to maximize service charge income while maintaining a competitive position.
     Gain on sale of loans was the second largest source of our noninterest income for both the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, gain on sale of loans was $633,000 as compared to $573,000 for the same period in 2005. Income from gain on sale of loans as a percentage of total noninterest income was 13.5% and 13.1% for the first quarter of 2006 and 2005, respectively. This source of noninterest income is derived primarily from the origination and subsequent sale of mortgage loans. The origination of these loans is primarily from two sources, the purchase of new homes as well as the refinancing of existing home loans. We hedge our interest rate risk by selling our mortgage loans on a “best efforts” basis to secondary mortgage buyers at the time the rate is locked, which in effect eliminates most of the risk at the time of the sale.
     Other income for the three months ended March 31, 2006 was $1.0 million as compared with $1.1 million for the same period in 2005. The $53,000 decrease in other income for the three month period ended March 31, 2006 compared to the same period in 2005 was due, in part, to the net effect of a non-reoccurring item in the first quarter of 2005 and the increases we experienced in factoring income, debit card income, trust fees, and ATM fees in the first quarter of 2006. The non-reoccurring item that took place in the first quarter of 2005 was a $241,475 gain recorded due to the sale of Pulse Network to Discover Financial Services on January 31, 2005 in which we had a shared interest based on network usage. In the first quarter of 2006 our factoring income increased $93,000, debit card income increased $82,000, trust fees increase $27,000 and ATM income increased $27,000 compared to the first quarter of 2005.
     The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$2,695	57.4%	$2,380	54.6%
Gain on sale of loans	633	13.5	573	13.1
Bank owned life insurance	327	6.9	315	7.2
Net realized gain on sale of securities	—	—	1	—
Other	1,042	22.2	1,095	25.1

Total noninterest income	$4,697	100.0%	$4,364	100.0%

     Noninterest Expense
     The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits:
Salaries	$6,721	42.6%	$5,768	43.0%
Medical and other benefits	652	4.1	555	4.1
Pension	330	2.1	255	1.9
Payroll taxes	548	3.5	491	3.7

Total salaries and employee benefits	8,251	52.3	7,069	52.7
Net occupancy and equipment expense	2,544	16.1	2,168	16.2
Amortization of intangibles	1,022	6.5	824	6.1
Professional fees	504	3.2	355	2.6
Communication expense	320	2.0	280	2.1
Advertising	299	1.9	221	1.7
Supplies	185	1.2	202	1.5
Data processing	221	1.4	220	1.6
Courier	217	1.4	189	1.4
Postage	176	1.1	166	1.2
Other real estate	69	0.4	16	0.1
Other	1,976	12.5	1,715	12.8

Total noninterest expense	$15,784	100.0%	$13,425	100.0%

     Our total noninterest expense increased to $15.8 million in the three months ended March 31, 2006 compared to $13.4 million for the same period in 2005, representing an increase of 17.6%. These increases can be attributed to expanded personnel, professional fees, occupancy costs, and other operating expense associated with our business growth, in part due to our acquisition of Heritage in October 2005. The efficiency ratio improved to 63.56% for the first quarter of 2006, as compared to 66.03% for the same quarter in 2005. The efficiency ratio is determined by dividing total noninterest expense, less amortization of intangibles, by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.
     Salaries and employee benefits totaled $8.3 million for the three months ended March 31, 2006, compared to $7.1 million for the same period in 2005, representing an increase of $1.2 million, or 16.7%, for the comparable periods. Of the $1.2 million increase in the three months ended March 31, 2006, $621,000 is attributable to Heritage, $280,000 is attributable to increase in bonus accrual, $167,000 is related to raises and new positions, and $97,000 is related to benefits.
     Occupancy and equipment expenses totaled $2.5 million for three months ended March 31, 2006 compared to $2.2 million for the same period in 2005. This represented an increase of $376,000, or 17.3%, for the quarter ended March 31, 2006 from the comparable prior year period. Of the $376,000 increase, $259,000 was attributable to Heritage.
     Professional fees were $504,000 and $355,000, or 3.2% and 2.6% of total noninterest expenses, for the first quarter of 2006 and 2005, respectively. This increase is attributable primarily to audit fees associated with public company reporting.
     Net costs applicable to other real estate and other repossessed assets consist of expense associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets and the write-down of the carrying value of the assets. We recorded net costs of $69,000 for the first quarter in 2006 compared to $16,000 for the same period in 2005. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.
     Other noninterest expenses increased to $2.0 million for the three months ended March 31, 2006 compared to $1.7 million for the same period in 2005. This increase was primarily due to our asset growth.
     Provision for Income Taxes
     Income tax expense increased $374,000 to $2.3 million for the quarter ended March 31, 2006 compared with $1.9 million for the same period in 2005. The increase was primarily attributable to higher pretax earnings for the quarter ended March 31, 2006 when compared to the respective period in 2005. Our effective tax rate for the three months ended March 31, 2006 was 33.5% and 35.7% for the same period in 2005 with the decline being primarily due to larger investments in tax exempt loans and securities.
Financial Condition as of March 31, 2006 and December 31, 2005
     Our total assets as of March 31, 2006 were $1.693 billion, an increase of $30.0 million or 1.8% from $1.663 billion as of December 31, 2005. Total loans were $1.095 billion at March 31, 2006 compared to $1.086 billion as of December 31, 2005. Total deposits increased to $1.383 billion as of March 31, 2006, compared to $1.357 billion as of December 31, 2005. As of March 31, 2006, our shareholders’ equity was $216.1 million, compared to $212.3 million as of December 31, 2005.
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
     The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
March 31, 2006:
U.S. treasury securities	$7,019	$6,940	$—	$—	$7,019	$6,940
U.S. government agencies obligations	118,849	117,813	—	—	118,849	117,813
Collateralized mortgage obligations	153	154	—	—	153	154
Mortgage-backed securities	60,820	59,946	—	—	60,820	59,946
State and municipal obligations	24,110	24,168	—	—	24,110	24,168
Federal Reserve Bank stock and other investments	1,428	1,378	8,092	8,092	9,520	9,470

Total	$212,379	$210,399	$8,092	$8,092	$220,471	$218,491

December 31, 2005:
U.S. treasury securities	$7,051	$6,969	$—	$—	$7,051	$6,969
U.S. government agencies obligations	109,516	108,622	—	—	109,516	108,622
Collateralized mortgage obligations	165	166	—	—	165	166
Mortgage-backed securities	64,357	63,292	—	—	64,357	63,292
State and municipal obligations	26,294	26,348	—	—	26,294	26,348
Federal Reserve Bank stock and other investments	1,414	1,390	8,094	8,094	9,508	9,484

Total	$208,797	$206,787	$8,094	$8,094	$216,891	$214,881

     Our investment portfolio increased by approximately $3.6 million to $218.5 million as of March 31, 2006 from $214.9 million as of December 31, 2005. This increase was primarily due to investing excess liquidity derived from growth in deposits.

     Investment Portfolio — Maturity and Yields
     The estimated fair value of our securities portfolio as of March 31, 2006 is presented below by contractual maturity:

	As of March 31, 2006
			After One but		After Five but
	Within		Within Five		Within		After
	One Year		Years		Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale(1)(2):
U.S. treasury obligations	$4,008	2.31%	$2,932	3.77%	$—	—%	$—	—%	$6,940	2.93%
U.S. government agencies obligations	35,695	3.63	82,118	4.56	—	—	—	—	117,813	4.28
Mortgage backed securities and collateralized mortgage obligations(3)	503	5.35	58,715	4.42	878	4.90	4	6.25	60,100	4.44
State and municipal obligations	2,763	3.24	15,284	3.44	5,186	3.99	935	5.32	24,168	3.61
Other securities	—	—	—	—	—	—	1,378	4.29	1,378	4.29

Total investments available-for-sale	42,969	3.50	159,049	4.39	6,064	4.13	2,317	4.71	210,399	4.20
Other investments:
FHLB stock and other investments	—	—	—	—	—	—	8,092	5.65	8,092	5.65

Total other investments	—	—	—	—	—	—	8,092	5.65	8,092	5.65

Total investments	$42,969	3.50%	$159,049	4.39%	$6,064	4.13%	$10,409	5.44%	$218,491	4.26%

(1)	Based on estimated fair value.

(2)	The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)	Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.
     Securities with carrying values of approximately $158.9 million and $133.6 million were pledged to secure certain deposits at March 31, 2006 and December 31, 2005, respectively.

     The following table discloses gross unrealized losses and the related fair value of our investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at March 31, 2006:

	Available–For-Sale Securities
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Treasury/Agency(1)	$62,861	$531	$43,768	$791	$106,629	$1,322
Mortgage-backed securities(2)	12,552	193	33,391	763	45,943	956
Other	6,457	102	502	5	6,959	107

Total temporarily impaired securities	$81,870	$826	$77,661	$1,559	$159,531	$2,385

(1)	U.S. Treasury/Agency Debt Securities – The unrealized losses on investments in U.S. treasury and agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(2)	Mortgage-Backed Securities – The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
     Loans
     Our loan portfolio consists of loans made to businesses, individuals, and farm and ranch operations located in our primary trade areas. Real estate loans represent loans primarily for residential construction, commercial non-owner-occupied and owner-occupied real estate.
     The following table presents our loans held for investment by category as of the dates indicated:

	March 31, 2006		December 31, 2005
		Loan Category		Loan Category
	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in thousands)
Real estate—construction	$167,951	15.5%	$144,721	13.5%
Real estate—1-4 family	118,993	10.9	125,901	11.7
Real estate—other	414,723	38.1	415,047	38.6
Lease financing	2,154	0.2	—	—
Commercial	274,036	25.2	263,975	24.6
Agricultural and other	68,232	6.3	84,646	7.9
Consumer	41,330	3.8	40,321	3.7

Total loans held for investment	$1,087,419	100.0%	$1,074,611	100.0%

Allowance for loan losses	(13,072)		(12,591)

Loans held for investment, net	$1,074,347		$1,062,020

     At March 31, 2006 our total loans, net of unearned income was $1.087 billion, an increase of $12.8 million, as compared to $1.075 billion at December 31, 2005. At March 31, 2006, our real estate loans increased $16.0 million, lease financing increased $2.1 million, commercial loans increased $10 million, consumer loans decreased $1.0 million and agriculture and other loans decreased $16.4 million. The increase in our loan portfolio is primarily attributable to increased loan demand but was offset due to seasonality affecting our agriculture customers. Our total loans, net of unearned income as a percentage of total assets was 64.2% at March 31, 2006, compared with 64.6% at December 31, 2005.
     Real estate loans, the largest component of our loan portfolio, consist primarily of commercial real estate loans and/or commercial lines of credit that are extended to finance the purchase and/or improvement of commercial real estate. Real estate loans equaled $701.7 million and $685.7 million March 31, 2006 and December 31, 2005, respectively. The percentage of our real estate secured loans in relation to our total loan portfolio, increased to 64.5% as of March 31, 2006, as compared to 63.8% at December 31, 2005.
     Our commercial loans, the second largest component of our loan portfolio, typically have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets. Commercial loans increased to $274.0 million as of March 31, 2006 from $264.0 million as of December 31, 2005. Commercial loans as a percentage of total loans were 25.2% as of March 31, 2006, and 24.6% at the end of 2005.
     Consumer loans have historically represented a small part of our total loan portfolio. Consumer loans increased to $41.3 million as of March 31, 2006 from $40.3 million as of December 31, 2005. Consumer loans as a percentage of total loans were 3.8% and 3.7% at March 31, 2006 and December 31, 2005.
     Agriculture and other loans decreased to $68.2 million as of March 31, 2006 from $84.7 million as of December 31, 2005. The decrease in loan balance is primarily due to seasonality within our agriculture portfolio. Agriculture and other loans as a percentage of total loans were 6.3% and 7.9% at March 31, 2006 and December 31, 2005, respectively.
     The following table presents the distribution of the maturity of our loans as of March 31, 2006. The table also presents the portion of our loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

	As of March 31, 2006
	One Year and	One to	Over	Total
	Less	Five Years	Five Years	Carrying Value
	(In thousands)
Real estate—construction	$127,481	$25,303	$15,167	$167,951
Real estate—1-4 family	21,402	49,693	47,898	118,993
Real estate—other	54,619	230,882	129,222	414,723
Lease financing	—	—	2,154	2,154
Commercial loans	147,380	94,378	32,278	274,036
Consumer loans	19,971	17,611	3,748	41,330
Agriculture and other loans	52,524	12,662	3,046	68,232

Total loans held for investment	$423,377	$430,529	$233,513	$1,087,419

With fixed interest rates	$93,026	$224,803	$68,397	$386,226
With variable interest rates	330,351	205,726	165,116	701,193

Total loans held for investment	$423,377	$430,529	$233,513	$1,087,419

     Nonperforming Assets
     Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.
     The following table lists nonaccrual, past due and restructured loans, and other real estate and other repossessed assets as of the dates indicated:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$9,087	$8,654
Accruing loans past due over 90 days	220	—
Restructured loans	86	88
Other real estate	684	927
Other repossessed assets	13	8

Total nonperforming assets	$10,090	$9,677

Total nonperforming assets to total loans and other real estate	0.93%	0.90%

     The nonperforming assets increased $413,000 to $10.1 million as of March 31, 2006 from $9.7 million as of December 31, 2005. The ratio of nonperforming assets over total loans and other real estate increased to 0.93% as of March 31, 2006, from 0.90% as of December 31, 2005.
     As of March 31, 2006, loans identified as being impaired consisted of nonhomogeneous loans placed on nonaccrual status. We generally place a loan on nonaccrual status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.
     As of March 31, 2006 and December 31, 2005, the average investment in loans that are considered to be impaired under SFAS No. 114 was approximately $8.9 million and $7.8 million, respectively. Included in these amounts at March 31, 2006 and December 31, 2005 was $9.1 million and $8.6 million, respectively, of impaired loans for which our related specific reserve for loan losses was approximately $2.1 million and $2.0 million, respectively. We had $28,000 of impaired loans as of December 31, 2005 that did not have a specific related reserve for loan losses.
     Allowance for Loan Losses
     Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan loss, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan and lease losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. As of March 31, 2006, the allowance for loan losses amounted to $13.1 million, or 1.20% of total loans held for investment, compared with $12.6 million, or 1.17% of total loans held for investment, as of December 31, 2005.
     The following table presents the activity in our allowance for loan losses for the three months ended March 31, 2006 and the year ended December 31, 2005. The table also presents our average loan balances and certain pertinent ratios for the three months ended March 31, 2005 and the year ended December 31, 2005.

	Three months ended	Year Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, beginning of period	$12,591	$11,383
Provision for loan losses	480	900
Loan loss reserves of acquired banks	—	1,670

Loans charged-off:
Real estate—construction	—	72
Real estate—1-4 family	48	96
Real estate—other	—	—
Commercial loans	—	1,067
Consumer loans	126	820
Agriculture and other loans	—	500

Total charge-offs	174	2,555

Recoveries of loans previously charged-off:
Real estate—construction	—	45
Real estate—1-4 family	1	18
Real estate—other	3	12
Commercial loans	54	535
Consumer loans	79	573
Agriculture and other loans	38	10

Total recoveries	175	1,193

Net loans (recovered) charged-off	(1)	1,362

Balance, end of period	$13,072	$12,591

Average loans outstanding, net of unearned income, for the period ended	$1,083,370	$989,406
Ratio of net loan charge-offs to average loans, net of unearned income (1)	(0.00)%	0.14%
Ratio of allowance for loan losses to total loans, net of unearned income	1.20%	1.17%

(1)	Annualized as of March 31, 2006.
     Nonearning Assets
     Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $50.6 million at March 31, 2006 and $48.8 million at December 31, 2005, an increase of $1.8 million. This increase is primarily attributable to construction in progress associated with our Whisperwood banking center in Lubbock, Texas and the purchase of a building for expansion of our back office. We anticipate that acquisitions or expansion of our banking network will cause increases in future periods.
     Deposits
     Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended			Year Ended
	March 31, 2006			December 31, 2005
	Average	Percent of	Average	Average	Percent of	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$476,067	35.5%	—%	$416,168	35.4%	—%
Interest-bearing demand, savings and money market deposits	519,680	38.8	1.21	463,836	39.4	0.91
Time deposits of less than $100,000	192,444	14.4	2.88	167,646	14.3	2.18
Time deposits of $100,000 or more	151,113	11.3	3.33	127,973	10.9	2.65

Total deposits	$1,339,304	100.0%	1.26%	$1,175,623	100.0%	0.96%

     Total deposits as of March 31, 2006 and December 31, 2005 were $1.383 billion and $1.357 billion, respectively, representing an increase of $25.5 million, or 1.9%, for the three months ended March 31, 2006. Average deposits for the three months ended March 31, 2006 were $1.339 billion, as compared to $1.176 billion for the same period in 2005. These increases in average deposits during the three months ended March 31, 2006 were attributable to our organic growth.
     Total deposits as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Noninterest-bearing demand deposits	$509,329	$487,369
Interest-bearing deposits:
NOW and Money Market	455,708	448,762
Savings	79,513	75,095
Time deposits	337,989	345,852

Total interest-bearing deposits:	873,210	869,709

Total Deposits	$1,382,539	$1,357,078

     The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicates:

	March 31,	December 31,
	2006	2005
	(In thousands)
Three months or less	$29,779	$37,958
Over three through six months	26,810	24,918
Over six through 12 months	40,737	36,452
Over 12 months	53,993	55,266

Total time deposits of $100,000 or more	$151,319	$154,594

     Borrowings
     Other Borrowings
     Deposits are the primary source of funds for our lending and investment activities. Occasionally, we obtain funding from the Federal Home Loan Bank (“FHLB”). As of March 31, 2006, we had $1.2 million in FHLB borrowings, compared to

$5.8 million at December 31, 2005. The decrease in FHLB borrowings is due to two notes maturing in February with a combined balance of $4.6 million. The maturity dates on the FHLB notes range from the years 2008 to 2018 and have interest rates from 2.65% to 5.45%.
     As of March 31, 2006 we had $32.7 million in securities sold under agreement to repurchase compared with $28.6 million as of December 31, 2005.
     Junior Subordinated Debentures
     As of March 31, 2006 and December 31, 2005, we had $48.5 million (amount net of investments in trusts is $47.0 million) in outstanding junior subordinated debentures. See our Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Borrowings” which was filed on March 29, 2006, for further discussion.
     Capital Resources and Capital Adequacy Requirements
     Total shareholders’ equity was $216.1 million as of March 31, 2006 compared with $212.3 million as of December 31, 2005, an increase of $3.8 million, or 1.8%. The increase was due primarily to our net earnings of $4.6 million.
     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the OCC, with respect to the Bank, has established certain minimum risk-based capital standards that apply to bank holding companies and national banks. As of March 31, 2006, our Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 12.37%, 13.46% and 9.64%, respectively. As of March 31, 20006, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 10.81%, 11.90% and 8.41%, respectively.
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
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2006, our cash and due from bank balance was $71.2 million compared with $72.9 million as of December 31, 2005.
     Aggregate Contractual Obligations
     The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of March 31, 2006
			Over Three
	Less than	One Year to	Years	Over Five
	One Year	Three Years	to Five Years	Years	Total
	(In thousands)
FHLB advances	$198	$360	$479	$179	$1,216
Junior subordinated debentures	—	—	—	47,000	47,000
Operating leases	1,426	1,520	2,162	1,241	6,349

Total	$1,624	$1,880	$2,641	$48,420	$54,565

     Aggregate contractual obligations above exclude the interest on our Federal Home Loan Bank advances and guaranteed preferred beneficial interests in our junior subordinated debentures. See footnote 7, “Borrowing Arrangements,” and footnote 8, “Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures,” to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for additional information.
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

	As of March 31, 2006
	Total Notional
	Amounts	Less than			Over 5
	Committed	1 year	1-3 years	4-5 years	years
	(In thousands)
Commitments to extend credit	$322,108	$274,597	$43,413	$1,212	$2,886
Standby letters of credit	17,681	12,884	4,797	—	—

Total commercial commitments	$339,789	$287,481	$48,210	$1,212	$2,886

     As of March 31, 2006 and December 31, 2005, we had commitments to extend credit of $322.1 million and $253.9 million, respectively. We also had standby letters of credit of $17.7 million and $15.7 million as of March 31, 2006 and December 31, 2005, respectively.
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
     The Company uses shock and simulation analysis to examine the potential effects of market changes on net interest income and market value. We consider macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Quantitative and Qualitative Disclosure about Market Risks,” for further discussion.
ITEM 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
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
ITEM 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
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

STATE NATIONAL BANCSHARES, INC.
Date: May 15, 2006	By:	/s/ Don E. Cosby
Don E. Cosby
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)