Form 10-Q
period 2006-06-30
State National Bancshares, Inc.
filed 2006-08-14
CIK 1332626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of August 10, 2006, was 12,027,583 shares.

STATE NATIONAL BANCSHARES, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$77,228	$72,922
Federal funds sold	—	36,950
Interest-bearing deposits in other banks	3,301	44,763
Total cash and cash equivalents	80,529	154,635
Securities available-for-sale, at fair value (amortized cost of $236,127 and $208,797 at June 30, 2006 and December 31, 2005, respectively)	231,660	206,787
Federal Reserve Bank stock and other investments, at cost	7,619	8,094
Loans held-for-sale	6,949	11,584
Loans held for investment:
Total loans held for investment	1,098,559	1,074,611
Less allowance for loan losses	13,122	12,591
Net loans held for investment	1,085,437	1,062,020
Premises and equipment, net	51,897	48,769
Goodwill	99,354	100,486
Other intangible assets, net	16,332	17,936
Accrued interest receivable	9,018	8,919
Other real estate and other repossessed assets	601	935
Other assets	45,206	42,712
Total assets	$1,634,602	$1,662,877
Liabilities and shareholders' equity:
Deposits:
Noninterest bearing deposits	$479,610	$487,369
Interest-bearing demand deposits	492,570	523,857
Interest-bearing time deposits	339,269	345,852
Total deposits	1,311,449	1,357,078
Federal funds purchased and securities sold under agreement to repurchase	43,150	28,597
Accrued interest payable	1,781	1,645
Other liabilities	10,191	10,459
Junior subordinated debentures	47,000	47,000
Notes payable	1,270	5,841
Total liabilities	1,414,841	1,450,620

Minority interest in consolidated subsidiary	1,186	—

Shareholders' equity:
Common stock, $1 par value;
Authorized shares—40,000,000;
Issued and outstanding shares—12,014,083 and 11,971,107, respectively	12,014	11,971
Additional paid-in capital	178,560	177,428
Retained earnings	30,904	24,164
Accumulated other comprehensive loss	(2,903)	(1,306)
Total shareholders' equity	218,575	212,257
Total liabilities and shareholders' equity	$1,634,602	$1,662,877

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:	(In thousands, except per share data)
Loans, including fees	$22,170	$16,989	$42,955	$32,791
Securities	2,632	1,342	4,952	2,823
Deposits in other banks	111	57	537	110
Federal funds sold	350	184	705	284
Total interest income	25,263	18,572	49,149	36,008
Interest expense:
Deposits	4,631	2,471	8,846	4,405
Federal funds purchased and securities sold under agreement to repurchase	367	124	671	209
Subordinated notes payable	1,010	780	1,952	1,482
Notes payable	23	10	74	21
Total interest expense	6,031	3,385	11,543	6,117
Net interest income	19,232	15,187	37,606	29,891
Provision for loan losses	320	300	800	600
Net interest income after provision for loan losses	18,912	14,887	36,806	29,291
Non-interest income:
Service charges on deposit accounts	2,799	2,435	5,494	4,815
Gain on sale of loans	651	776	1,284	1,349
Bank owned life insurance	326	319	653	634
Net realized (loss)/gain on sale of investment securities	(79)	—	(79)	1
Other	1,302	978	2,344	2,073
Total non-interest income	4,999	4,508	9,696	8,872
Non-interest expenses:
Salaries and employee benefits	8,054	7,248	16,305	14,317
Net occupancy and equipment expense	2,461	2,139	5,005	4,307
Amortization of intangibles	997	823	2,019	1,647
Communication expense	325	276	645	556
Data processing expense	235	199	456	419
Advertising	423	312	722	533
Professional fees	587	336	1,091	691
Supplies	195	219	380	421
Net costs applicable to other real estate and other repossessed assets	135	27	204	43
Merger expenses	755	40	758	40
Other	2,594	2,050	4,960	4,120
Total noninterest expenses	16,761	13,669	32,545	27,094
Income before income taxes and minority interest in subsidiaries	7,150	5,726	13,957	11,069
Income tax expense	2,586	1,866	4,866	3,772
Minority interest in consolidated subsidiary’s net (income)/loss	(12)	—	48	—
Net income	$4,552	$3,860	$9,139	$7,297
Basic income per share	$0.38	$0.38	$0.76	$0.73
Diluted income per share	0.37	0.37	0.75	0.71
Dividends per share	0.10	—	0.20	—

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Change in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands, except number of shares)
Balance, January 1, 2005	10,054,582	$10,055	$133,519	$7,482	$304	$151,360
Comprehensive income:
Net income	—	—	—	16,682	—	16,682
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(1,609)	(1,609)
Reclassification adjustment for gains included in net income	—	—	—	—	(1)	(1)
Total comprehensive income						15,072
Issuance of new stock	1,907,692	1,907	43,279	—	—	45,186
Stock option award expense	—	—	486	—	—	486
Stock options exercised	8,833	9	144	—	—	153

Balance, December 31, 2005	11,971,107	11,971	177,428	24,164	(1,306)	212,257
Comprehensive income:
Net income	—	—	—	9,139	—	9,139
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(1,676)	(1,676)
Reclassification adjustment for losses included in net income	—	—	—	—	79	79
Total comprehensive income						7,542
Dividends - $0.20 per share	—	—	—	(2,399)	—	(2,399)
Stock option award expense	—	—	251	—	—	251
Stock issued for directors fees	7,576	8	182	—	—	190
Stock options exercised	35,400	35	699	—	—	734

Balance, June 30, 2006	12,014,083	$12,014	$178,560	$30,904	$(2,903)	$218,575

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Operating Activities:
Net income	$9,139	$7,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	600
Depreciation and amortization	3,796	3,158
Stock compensation expense	251	241
Loans originated for sale	(53,285)	(61,830)
Proceeds from sales of loans held-for-sale	59,204	62,796
Gain on sale of loans	(1,284)	(1,349)
Gain on sale of premises and equipment	(7)	—
Net loss (gain) on sale of investment securities	79	(1)
Net loss (gain) on sale of other real estate and repossessed assets	30	(28)
Deferred income tax benefit	(689)	(577)
Minority interest in consolidated subsidiary’s net loss	(48)	—
Write-down of premises and equipment	2	23
Net amortization of premium on securities	39	355
Net change in other assets and liabilities	(1,180)	4,825
Net cash provided by operating activities	16,847	15,510
Investing Activities:
Purchase Price adjustment for Heritage acquisition	720	—
Purchases of securities available-for-sale	(98,211)	(7,966)
Purchases of Federal Reserve Bank stock and other investments	(1,007)	(47)
Proceeds from sales, maturities and calls of securities available-for-sale	71,769	31,447
Proceeds from maturities and calls of Federal Reserve Bank Stock & other investments	476	417
Net increase in loans	(24,213)	(20,667)
Proceeds from sale of premises and equipment	349	—
Proceeds from sales of other real estate and other repossessed assets	300	686
Purchase of premises and equipment	(5,248)	(2,755)
Net cash (used in) provided by investing activities	$(55,065)	$1,115
Financing Activities:
Net (decrease) increase in deposits	(45,629)	1,188
Stock issued through exercise of stock options & warrants	734	95
Stock issued for directors fees	190	—
Net increase in federal funds purchased and securities sold under agreement to repurchase	14,553	2,743
Principal payments on FHLB note	(4,682)	(59)
Proceeds from Note	111	—
Proceeds from minority interest	1,234	—
Payment of cash dividends	(2,399)	—
Net cash (used in) provided by financing activities	(35,888)	3,967
Net (decrease) increase in cash and cash equivalents	(74,106)	20,592
Cash and cash equivalents, beginning of period	154,635	89,467
Cash and cash equivalents, end of period	$80,529	$110,059

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,407	$5,861
Income taxes paid, net of refunds	4,462	2,656
Noncash transactions:
Transfer of loans to other real estate owned, net	101	905

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

1.  Nature of Operations and Basis of Presentation

State National Bancshares, Inc. (the “Company” or “SNBI”) is a bank holding company headquartered in Fort Worth, Texas, offering a broad range of financial products and services primarily through the Company’s main subsidiary, State National Bank (the “Bank”), a national banking association. At June 30, 2006, the Bank operated 43 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa), and Rio Grande (El Paso, Texas and Southern New Mexico). As a bank holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to supervision and regulation by the Board of Governors of the Federal Reserve System.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005, which we included in our Annual Report on Form 10-K filed on March 29, 2006. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.  Merger Announcement

On June 12, 2006, SNBI and Banco Bilbao Vizcaya Argentaria, S.A., a bank organized under the laws of Spain (“BBVA”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, BBVA will acquire all of the issued and outstanding shares of capital stock of SNBI and all of the outstanding and unexercised options of SNBI by virtue of the merger of a wholly-owned subsidiary of BBVA, with and into SNBI, with SNBI as the surviving corporation (the “Merger”).

Under the terms and subject to the conditions of the Merger Agreement, which has been approved by the Board of Directors of SNBI and the appropriate corporate body of BBVA, at the effective time of the Merger (the “Effective Time”), all of the outstanding common stock of SNBI will be cancelled in exchange for $38.50 per share. All of the outstanding and unexercised options to acquire shares of common stock of SNBI will be cancelled at the Effective Time in exchange for an amount in cash per outstanding and unexercised option equal to the difference between (i) the mean between the highest and lowest selling prices quoted on The Nasdaq National Market for a share of SNBI’s common stock on the last trading day prior to the Effective Time and (ii) the per share exercise price of the stock option. The Merger Agreement contains representations, warranties and covenants of SNBI and BBVA. In addition, SNBI has agreed (i) to conduct its businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period without the consent of BBVA. The Board of Directors of SNBI has adopted a resolution recommending the approval and adoption of the Merger Agreement by SNBI’s shareholders, and has agreed to hold a shareholder meeting to put these matters before SNBI’s shareholders for their consideration. SNBI has further agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to various conditions, including (i) requisite approvals of the holders of SNBI common stock and (ii) receipt of regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the other party’s representations and warranties in the Merger Agreement being true and correct at the Effective Time, subject to the materiality standards contained in the Merger Agreement, (ii) material compliance of the other party with its covenants and (iii) the absence of any law or order prohibiting the consummation of the Merger.

On July 25, 2006, SNBI filed with the SEC its preliminary proxy statement seeking shareholder approval for the Merger. Following the SEC’s review of the preliminary proxy statement, SNBI will file a definitive proxy statement scheduling a special meeting of its shareholders to vote on the merger. SNBI anticipates the transaction will be completed in the first quarter of 2007, assuming that shareholder approval is obtained. For additional information, refer to the Form 8-K filed with the SEC on June 16, 2006 and the preliminary proxy statement on Schedule 14A filed with SEC on July 25, 2006.

3.  Earnings Per Share

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

The computation of earnings per share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Reported net income	$4,552	$3,860	$9,139	$7,297
Add: Stock-based employee compensation expense included in reported net income, net of tax	81	79	163	157
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(81)	(82)	(163)	(164)
Pro forma net income	$4,552	$3,857	$9,139	$7,290
Earnings per share:
Basic—as reported	$0.38	$0.38	$0.76	$0.73
Basic—pro forma	0.38	0.38	0.76	0.72
Diluted—as reported	0.37	0.37	0.75	0.71
Diluted—pro forma	0.37	0.37	0.75	0.71

4.  Adoption of Accounting Standards

SFAS No. 123, "Share-Based Payment (Revised 2004)" ("SFAS 123R") establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities with fiscal periods starting after June 15, 2005. As a public entity we implemented SFAS 123R on January 1, 2006 and its adoption did not have a material impact on our consolidated financial position, results of operations or cash flows including our first quarter stock-based compensation expense.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes and provides greater consistency in criteria used to recognize, derecognize and measure benefits related to income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We have not yet assessed the impact of the implementation of FIN 48 on our financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 156 was issued to simplify the accounting for servicing assets and servicing liabilities and reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to hedge risks associated with those servicing rights. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. The effective date of FAS 156 is for fiscal years beginning after September 15, 2006. Early adoption is permitted in a period if financial statements have not yet been issued. We adopted SFAS 156 effective January 1, 2006 and elected to not apply the fair value method.

5.  Initial Public Offering

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

6.  Recent Acquisitions

On October 6, 2005, SNBI purchased all of the outstanding common stock of Heritage Financial Corporation ("Heritage") for $53.5 million in cash in order to further expand in the Fort Worth Metroplex (Tarrant County) area. To fund the acquisition, SNBI issued, through an initial public offering, 1,907,692 shares of SNBI common stock at $26 per share. The acquisition was accounted for under the purchase method of accounting for business combinations. Core deposit intangibles related to this transaction amounted to $5,953,000 and are amortized on an accelerated basis using a ten year life. Goodwill associated with the transaction amounted to approximately $28.5 million and is subject to change as transactions associated with the merger are finalized. At the date of acquisition, SNBI acquired assets of $226,252,000, net loans of $103,402,000, and deposits of $197,296,000 before purchase accounting adjustments.

7.  Regulatory Matters

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of June 30, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 Leverage ratios as set forth in the following tables. There are no conditions or events since the most recent notification that management believes have changed the institution’s capital category. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2006 are also presented in the table.

At June 30, 2006 and December 31, 2005, required and actual regulatory capital amounts and ratios for SNBI were as follows:

	June 30,	December 31,	Minimum Capital	Well- Capitalized
	2006	2005	Ratios	Ratios
	(Dollars in thousands)
Tier 1 capital	$152,100	$142,690
Total capital	165,222	155,281
Total risk-weighted assets	1,222,740	1,191,030
Adjusted quarterly average assets	1,535,491	1,525,043
Capital ratios:
Leverage ratio	9.91%	9.36%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	12.44	11.98	4.00	6.00
Total capital to risk-weighted assets	13.51	13.04	8.00	10.00

The minimum capital ratios as determined by the regulators for well-capitalized banks and the Bank’s actual capital ratios at June 30, 2006 were as follows:

	Minimum Ratios for Well-Capitalized Banks	Actual Ratios at June 30, 2006
Leverage ratio	5.00%	8.51%
Tier 1 capital to risk-weighted assets	6.00	10.70
Total capital to risk-weighted assets	10.00	11.78

8.	Stock-Based Compensation

SNBI has a nonqualified stock option plan to provide an incentive for key employees to remain in service, to extend to them the opportunity to acquire a proprietary interest in SNBI so that they will apply their best efforts for the benefits of SNBI, and to aid SNBI in attracting and retaining key personnel. Prior to 2003, we had applied the recognition and measurement provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our plan. APB 25 required compensation cost to be recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") under the prospective transition method. At that time, SNBI began to recognize the cost of stock-based employee compensation calculated under the fair-value-based method of accounting. The compensation cost is calculated by using the Black-Scholes option-pricing model to value the options on the measurement date, which is generally the date of the grant. This model requires the input of assumptions such as volatility, expected terminations and expected forfeitures. Changes to the assumptions can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise affect the value of the employee stock options granted but that are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. Under the prospective transition method, this cost was recognized only on awards granted after January 1, 2003.

As stated in Note 3 - Adoption of Accounting Standards, SNBI adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires stock-based compensation transactions to be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. We transitioned to SFAS 123R for stock-based compensation using the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards granted after the implementation date, as well as unvested awards granted prior to the implementation date. As of January 1, 2006, SNBI had no unvested awards for options granted prior to January 1, 2003. For the six months ended June 30, 2006, we recorded stock option expense totaling $251,000.

In the fourth quarter of 2005, as a publicly traded company, we began measuring volatility in our stock when calculating stock option expense. As public trading of SNBI stock began on September 30, 2005, it was most appropriate to use implied volatility when calculating the fair value of the stock options. As we had been a privately held company prior to the IPO, our stock volatility had been minimal. This change increased our stock option expense on the options granted in 2005 by approximately 64.4%. In the first six months of 2006, we granted 27,000 shares of new stock options.

9.	Minority Interest

The Bank entered into a limited partnership with a third party to construct and own a four story building that will provide a permanent location for our downtown Fort Worth banking center and additional non-bank office space that will be available for lease. The Bank has a controlling interest in this entity and the third party is a significant tenant of the building and owns the remaining interest in the entity. This has created a minority interest in the consolidated subsidiary on our consolidated balance sheet of $1.2 million and a minority interest in the loss of the consolidated subsidiary on our consolidated income statement of operations of $48,000 as of and for the six month period ending June 30, 2006.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents management’s analysis of our results of operations for the three months and six months ended June 30, 2006 and 2005 and our financial condition as of June 30, 2006 and December 31, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed in this report and our Annual Report on Form 10-K for the year ended December 31, 2005, including the following:

•	we may be unable to satisfy the shareholder approval, regulatory approval and other conditions to closing the planned merger with BBVA;

•	contingencies related to the announcement and pendency of the Merger may impact our employees and customers;

•	any termination of the Merger Agreement may result in costs and disruptions to our business and relationships with employees and customers;

•	if a significant number of our customers fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

•	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

•
the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations;

•	adverse changes in domestic or global economic conditions could have a material adverse effect on our business, growth, and profitability;

•	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services;

•	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services;

•	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the real estate market and other variables impacting the value of real estate;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we may be unable to manage our future growth;

•	increases in our allowance for loan and lease losses could materially adversely affect our earnings;

●	our directors and executive officers beneficially own a significant portion of our outstanding common stock; and

●	we face substantial competition in our primary market area.

These factors and the risk factors identified in this report and our Annual Report on Form 10-K for the year ended December 31, 2005, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

We are a registered bank holding company headquartered in Fort Worth, Texas, offering a broad array of financial services through our wholly owned banking subsidiary, State National Bank (“SNB” or the “Bank”). As of June 30, 2006, we had, on a consolidated basis, total assets of $1.6 billion, net loans of $1.1 billion, total deposits of $1.3 billion, and shareholders' equity of $218.6 million. We currently operate through a network of 43 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa); and Rio Grande (El Paso, Texas and Southern New Mexico). Our headquarters are located at 4500 Mercantile Plaza Drive, Suite 300, Fort Worth, TX 76137 and our telephone number is (817) 547-1150. Our website address is www.statenationalbank.com.

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

Our consolidated financial statements for the three and six-month period ended June 30, 2006 and 2005 and the fiscal year ended December 31, 2005 include financial results for each of our wholly owned subsidiaries: State National Bank, TWOENC, Inc., State National Properties, LLC, and State National Bancshares of Delaware and in 2006 our majority owned subsidiary SNB-WP, LP. Our statutory trust subsidiaries which are special purpose vehicles that were used to issue trust preferred securities, are not consolidated with us or State National Bank.

Merger Agreement

On June 12, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a bank organized under the laws of Spain (“BBVA”). Pursuant to the Merger Agreement, among other things, BBVA will acquire all of our issued and outstanding shares of capital stock and all of our outstanding and unexercised options by virtue of the merger of a wholly-owned subsidiary of BBVA, with and into the Company, with the Company as the surviving corporation (the “Merger”).

Under the terms and subject to the conditions of the Merger Agreement, which has been approved by our Board of Directors and the appropriate corporate body of BBVA, at the effective time of the Merger (the “Effective Time”), all of our outstanding common stock will be cancelled in exchange for $38.50 per share. All of the outstanding and unexercised options to acquire shares of our common stock will be cancelled at the Effective Time in exchange for an amount in cash per outstanding and unexercised option equal to the difference between (i) the mean between the highest and lowest selling prices quoted on The Nasdaq National Market for a share of our common stock on the last trading day prior to the Effective Time and (ii) the per share exercise price of the stock option.

The Merger Agreement contains representations, warranties and covenants of BBVA and us. In addition, we have agreed (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period without the consent of BBVA. Our Board of Directors has adopted a resolution recommending the approval and adoption of the Merger Agreement by our shareholders, and has agreed to hold a shareholder meeting to put these matters before our shareholders for their consideration. We have further agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business ombination transactions.

Consummation of the Merger is subject to various conditions, including (i) requisite approvals of the holders of our common stock and (ii) receipt of regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the other party’s representations and warranties in the Merger Agreement being true and correct at the Effective Time, subject to the materiality standards contained in the Merger Agreement, (ii) material compliance of the other party with its covenants and (iii) the absence of any law or order prohibiting the consummation of the Merger.

On July 25, 2006, we filed with the SEC our preliminary proxy statement seeking shareholder approval for the Merger. Following the SEC’s review of the preliminary proxy statement, we will file a definitive proxy statement scheduling a special meeting of our shareholders to vote on the merger. We anticipate that the transaction will be completed in the first quarter of 2007, assuming that shareholder approval is obtained. For additional information, refer to the Form 8-K filed with the SEC on June 16, 2006 and the preliminary proxy statement on Schedule 14A filed with SEC on July 25, 2006.

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

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan losses amounted to $13.1 million and $12.6 million as of June 30, 2006 and December 31, 2005, respectively. Losses charged to the allowance amounted to $646,000 for the six months ended June 30, 2006 compared to $1.2 million for the same period in 2005. Recoveries were credited to the allowance in the amounts of $377,000 and $712,000 for those same periods, respectively.

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $8.7 million as of June 30, 2006 and December 31, 2005.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan losses. An appraisal of other real estate properties and valuations of repossessed assets is made periodically after acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. OREO and repossessed assets amounted to $601,000 and $935,000 as of June 30, 2006 and December 31, 2005, respectively.

Results of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005

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

Net interest income increased 26.6%, or $4.0 million, to $19.2 million and by 25.8%, or $7.7 million, to $37.6 million in the second quarter and six months ended June 30, 2006, respectively, from $15.2 million and $29.9 million in the same periods of 2005. These increases resulted primarily from higher volumes in our loan portfolio due to our acquisition of Heritage Financial Corporation, and, to a lesser extent, organic growth and the increase in market interest rates.

Total interest income for the second quarter of 2006 was $25.3 million, compared to $18.6 million for the same period in 2005, representing a 36.0% increase. Total interest income for the six months ended June 30, 2006 was $49.1 million compared to total interest income of $36.0 million for the same period in 2005, representing a 36.5% increase. The increases were due to the combined effect of increases in average interest-earning assets due to the Heritage acquisition, organic growth and increased yields resulting from higher interest rates during 2006. Average interest-earning assets for the three months and six months ended June 30, 2006 increased 21.0%, or $238.2 million, to $1.375 billion and 21.5%, or $243.3 million, to $1.374 billion, respectively, compared to $1.137 billion and $1.131 billion for the same period in 2005.

Total interest expense was $6.0 million for the second quarter ended June 30, 2006, compared to $3.4 million for the same quarter in 2005. Total interest expense for the six months ended June 30, 2006 was $11.5 million, compared to total interest expense of $6.1 million for the same period in 2005. These increases resulted primarily from the combination of increased deposit balances due to our acquisition of Heritage, higher rates paid on interest-bearing deposits and higher rates on subordinated notes payable during 2006. Average interest-bearing liabilities for the quarter ended June 30, 2006 increased to $941.3 million compared to $786.8 million for the same period of 2005. Average interest-bearing liabilities increased to $943.7 million for the six months ended June 30, 2006, as compared to $788.9 million for the same period in 2005.

Net interest margin on a fully taxable equivalent basis increased to 5.64% and 5.52% for the second quarter and six months ended June 30, 2006, respectively, as compared to 5.35% and 5.29% for the same periods in 2005. Net interest spread on a fully taxable equivalent basis was 4.83% for the quarter ended June 30, 2006, as compared to 4.82% for the same period in 2005. For the six months ended June 30, 2006, net interest spread on a fully taxable equivalent basis decreased to 4.75%, as compared to 4.82% for the same period in 2005.

The following tables, for the periods indicated, present our average balance sheets and indicate the interest earned or paid on each major category of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis, and the average rates earned or paid on each major category. This analysis details the contribution of our interest-earning assets and the overall impact of the cost of funds on our net interest income.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate(1))	Average Balance	Interest Income/ Expense	Yield/ Rate(1))
	(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income	$1,097,418	$22,199	8.09%	$964,792	$16,989	7.04%
Securities	238,968	2,749	4.60	137,497	1,355	3.94
Time deposits in other banks	9,297	111	4.78	8,985	57	2.54
Fed funds sold	29,449	350	4.75	25,626	184	2.87
Total interest-earning assets	1,375,132	25,409	7.39	1,136,900	18,585	6.54
Noninterest-earning assets:
Cash and due from banks	67,390			61,063
Intangible assets	116,107			85,009
Premises and equipment, net	51,497			34,994
Accrued interest receivable and other assets	53,100			46,470
Allowance for loan losses	(13,303)			(11,438)
Total noninterest-earning assets	274,791			216,098
TOTAL ASSETS	$1,649,923			$1,352,998
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$521,286	$1,796	1.38%	$443,461	$982	0.89%
Time deposits	337,065	2,836	3.37	274,642	1,489	2.17
Fed funds purchased and securities under agreement to repurchase	33,905	366	4.32	20,871	124	2.38
Junior subordinated debentures	47,000	1,010	8.60	47,000	780	6.64
Note payable	2,071	23	4.44	850	10	4.71
Total interest-bearing liabilities	941,327	6,031	2.56	786,824	3,385	1.72
Noninterest-bearing liabilities:
Demand deposits	476,571			397,852
Accrued interest payable and other liabilities	12,409			9,141
Total noninterest-bearing liabilities, net	488,980			406,993
TOTAL LIABILITIES	1,430,307			1,193,817
Minority interest in unconsolidated subsidiary	975			—
SHAREHOLDERS' EQUITY	218,641			159,181
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,649,923			$1,352,998
Net interest income		$19,378			$15,200
Net interest spread(2)			4.83%			4.82%

Net interest margin(3)			5.64%			5.35%

(1)	Yields on tax-exempt loans and securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate(1))	Average Balance	Interest Income/ Expense	Yield/ Rate(1))
	(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income	$1,090,394	$43,015	7.89%	$956,056	$32,791	6.86%
Securities	227,907	5,192	4.56	144,107	2,851	3.96
Time deposits in other banks	24,712	537	4.35	9,415	110	2.34
Fed funds sold	30,902	705	4.56	21,060	284	2.70
Total interest-earning assets	1,373,915	49,449	7.20	1,130,638	36,036	6.37
Noninterest-earning assets:
Cash and due from banks	68,755			61,080
Intangible assets	116,894			85,423
Premises and equipment, net	50,474			34,464
Accrued interest receivable and other assets	52,730			45,993
Allowance for loan losses	(13,058)			(11,453)
Total noninterest-earning assets	275,795			215,507
TOTAL ASSETS	$1,649,710			$1,346,145
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$520,483	$3,365	1.29%	$445,009	$1,664	0.75%
Time deposits	340,311	5,481	3.22	276,630	2,741	1.98
Fed funds purchased and securities under agreement to repurchase	32,777	671	4.09	19,444	209	2.15
Junior subordinated debentures	47,000	1,952	8.31	47,000	1,482	6.31
Note payable	3,137	74	4.72	865	21	4.86
Total interest-bearing liabilities	943,708	11,543	2.45	788,948	6,117	1.55
Noninterest-bearing liabilities:
Demand deposits	476,319			392,854
Accrued interest payable and other liabilities	12,364			8,110
Total noninterest-bearing liabilities, net	488,683			400,964
TOTAL LIABILITIES	1,432,391			1,189,912
Minority interest in unconsolidated subsidiary	632			—
SHAREHOLDERS' EQUITY	216,687			156,233
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,649,710			$1,346,145
Net interest income		$37,906			$29,919
Net interest spread(2)			4.75%			4.82%
Net interest margin(3)			5.52%			5.29%

(1)	Yields on tax-exempt loans and securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 Over 2005			2006 Over 2005
	Increase Due To Changes In:			Increase Due To Changes In:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans, net of unearned income	$2,335	$2,875	$5,210	$4,607	$5,617	$10,224
Securities	1,000	394	1,394	1,658	683	2,341
Time deposits in other banks	2	52	54	179	248	427
Federal funds sold	27	139	166	133	288	421
Total interest income	3,364	3,460	6,824	6,577	6,836	13,413
Interest-bearing liabilities:
Demand, savings and money market deposits	172	642	814	282	1,419	1,701
Time deposits	338	1,009	1,347	631	2,109	2,740
Federal funds purchased and securities sold under agreement to repurchase	77	165	242	143	319	462
Junior subordinated debentures	—	230	230	—	470	470
Notes payable	14	(1)	13	55	(2)	53
Total interest expense	601	2,045	2,646	1,111	4,315	5,426
Increase in net interest income	$2,763	$1,415	$4,178	$5,466	$2,521	$7,987

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

Our provisions for loan losses for the six months ended June 30, 2006 and 2005 were $800,000 and $600,000, respectively. Management calculated a provision for loan losses for the first six months of 2006 to provide amounts slightly above the long term average net charge offs and to increase the overall loan loss reserve percentage to approximate peer ratios.

Noninterest Income

Our noninterest income for the second quarter and six months ended June 30, 2006 was $5.0 million and $9.7 million, respectively, representing a 10.9% and 9.3% increase, respectively, from $4.5 million and $8.9 million for the same periods in 2005. Annualized noninterest income for the six months ended June 30, 2006 and 2005 represented approximately 1.2% and 1.3%, respectively, of our average assets for the same periods. Additionally, noninterest income represented approximately 16.5% and 19.8% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. The decrease in ratio of noninterest income to total revenues is primarily due to the acquisition of Heritage, which provided a greater portion of interest income than noninterest income, and higher market interest rates.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 56.0% and 54.0% of our total noninterest income for the second quarter of 2006 and 2005, respectively. This income source increased to $2.8 million in the second quarter of 2006 from $2.4 million in the second quarter of 2005 and to $5.5 million in the six months ended June 30, 2006 from $4.8 million in the six months ended June 30, 2005. These increases were primarily due to an increase in our number of transactional and savings accounts resulting from our acquisition of Heritage. We periodically review service charge rates in an effort to maximize service charge income while maintaining a competitive position.

Gain on sale of loans was the second largest source of our noninterest income for the six months ended June 30, 2006 and 2005, respectively. For the second quarter and six months ended June 30, 2006, gain on sale of loans was $651,000 and $1.3 million, respectively, as compared to $776,000 and $1.3 million for the same period in 2005. Income from gain on sale of loans as a percentage of total noninterest income was 13.2% and 15.2% for the first six months of 2006 and 2005, respectively. This source of noninterest income is derived primarily from the origination and subsequent sale of mortgage loans. The origination of these loans is primarily from two sources, the purchase of new homes as well as the refinancing of existing home loans. We hedge our interest rate risk by selling our mortgage loans on a "best efforts" basis to secondary mortgage buyers at the time the rate is locked, which in effect eliminates most of the risk at the time of the sale.

Other income for the second quarter and six months ended June 30, 2006 was $1.3 million and $2.3 million, respectively, representing a 33.1% and 13.1% increase, respectively, from $978,000 and $2.1 million for the same periods in 2005. The $324,000 increase in other income for the quarter ended June 30, 2006 compared to the same period in 2005 was primarily due to increases in factoring income, debit card income, and brokerage services. In the second quarter of 2006 our factoring income increased $108,000, debit card income increased $89,000 and brokerage service fees increased $66,000 compared to the second quarter of 2005. The relatively small percentage increase for the six month period ended June 30, 2006 compared to the same period in 2005 was due, in part, to a non-reoccurring item in the first quarter of 2005. In the first quarter of 2005 we recorded a $241,475 gain due to the sale of Pulse Network to Discover Financial Services on January 31, 2005 in which we had a shared interest based on network usage. In the first six months of 2006 our factoring income increased $200,000, debit card income increased $171,000, brokerage service fees increased $60,000 and trust fees increased $50,000 compared to the first six months of 2005.

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$2,799	56.0%	$2,435	54.0%	$5,494	56.7%	$4,815	54.3%
Gain on sale of loans	651	13.0	776	17.2	1,284	13.2	1,349	15.2
Bank owned life insurance	326	6.5	319	7.1	653	6.7	634	7.1
Net realized gain on sale of securities	(79)	(1.6)	—	—	(79)	(0.8)	1	—
Other	1,302	26.1	978	21.7	2,344	24.2	2,073	23.4
Total noninterest income	$4,999	100.0%	$4,508	100.0%	$9,696	100.0%	$8,872	100.0%

Noninterest Expense

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended June 30,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits:
Salaries	$6,699	40.0%	$6,001	43.9%
Medical and other benefits	565	3.4	560	4.1
Pension	335	2.0	272	2.0
Payroll taxes	455	2.7	415	3.0
Total salaries and employee benefits	8,054	48.1	7,248	53.0
Net occupancy and equipment expense	2,461	14.7	2,139	15.6
Amortization of intangibles	997	5.9	823	6.0
Professional fees	587	3.5	336	2.5
Communication expense	325	1.9	276	2.0
Advertising	423	2.5	312	2.3
Supplies	195	1.2	219	1.6
Data processing	235	1.4	199	1.5
Courier	223	1.3	210	1.5
Postage	199	1.2	166	1.2
Merger and one-time expenses	755	4.5	40	0.3
OREO	135	0.8	27	0.2
Other	2,172	13.0	1,674	12.3
Total noninterest expense	$16,761	100.0%	$13,669	100.0%

	Six Months Ended June 30,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits:
Salaries	$13,420	41.2%	$11,769	43.4%
Medical and other benefits	1,217	3.7	1,115	4.1
Pension	665	2.0	527	2.0
Payroll taxes	1,003	3.1	906	3.3
Total salaries and employee benefits	16,305	50.0	14,317	52.8
Net occupancy and equipment expense	5,005	15.4	4,307	15.9
Amortization of intangibles	2,019	6.2	1,647	6.1
Professional fees	1,091	3.4	691	2.6
Communication expense	645	2.0	556	2.1
Advertising	722	2.2	533	2.0
Supplies	380	1.2	421	1.6
Data processing	456	1.4	419	1.5
Courier	440	1.4	399	1.5
Postage	375	1.2	332	1.2
Merger and one-time expenses	758	2.3	40	0.1
OREO	204	0.6	43	0.1
Other	4,145	12.7	3,389	12.5
Total noninterest expense	$32,545	100.0%	$27,094	100.0%

Our total noninterest expense increased to $16.8 million and $32.5 million in the second quarter and six months ended June 30, 2006, compared to $13.7 million and $27.1 million for the same periods in 2005, representing an increase of 22.6% and 20.1%, respectively. Included in the 2006 second quarter expenses are $755,000 in transaction costs related to the pending merger with BBVA. The remaining increases can be attributed to expanded personnel, occupancy costs, and other operating expense associated with our acquisition of Heritage in October 2005. The efficiency ratio improved to 64.67% for the second quarter of 2006, as compared to 65.18% for the same quarter in 2005, and 64.13% for the six months ended June 30, 2006, as compared to 65.60% for same period in 2005. The efficiency ratio is determined by dividing total noninterest expense, less amortization of intangibles, by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

Salaries and employee benefits totaled $8.1 million and $16.3 million for the second quarter and six months ended June 30, 2006, compared to $7.2 million and $14.3 million for the same periods in 2005, representing an increase of $806,000, or 11.1%, and $2.0 million, or 13.9%, for the comparable periods. Of the $2.0 million increase in the six months ended June 30, 2006, $1.2 million is attributable to Heritage, $635,000 is attributable to increase in bonus accrual, and $119,000 is related to benefits.

Occupancy and equipment expenses totaled $2.5 million and $5.0 million for the second quarter and six months ended June 30, 2006, respectively, compared to $2.1 million and $4.3 million for the same periods in 2005. This represented an increase of $322,000, or 15.1%, and $698,000, or 16.2%, for the second quarter and six months ended June 30, 2006, respectively, from the comparable prior year periods. Of the $698,000 increase for the six months ended June 30, 2006, $529,000 was attributable to the acquisition of Heritage.

Professional fees were $587,000 and $336,000, or 3.5% and 2.5% of total noninterest expenses, for the second quarter of 2006 and 2005, respectively. For the six months ended June 30, 2006, these expenses increased to $1.1 million from $691,000 for the same period in 2005. The increase is attributable primarily to audit and legal fees associated with public company reporting.

Net costs applicable to OREO and other repossessed assets consist of expense associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets and the write-down of the carrying value of the assets. We recorded net costs of $135,000 for the second quarter in 2006 compared to $27,000 for the same period in 2005. These expenses increased to $204,000 for the six months ended June 30, 2006 from $43,000 for the comparable period in 2005. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Other noninterest expenses increased to $2.2 million and $4.1 million for the second quarter and six months ended June 30, 2006 compared to $1.7 million and $3.4 million for the same periods in 2005. This increase was primarily due to our asset growth.

Provision for Income Taxes

Income tax expense increased $720,000 to $2.6 million for the quarter ended June 30, 2006 compared with $1.9 million for the same period in 2005. For the six months ended June 30, 2006, income tax expense totaled $4.9 million, an increase of $1.1 million, or 29.0%, compared with $3.8 million for the same period in 2005. The increase was primarily attributable to higher pretax earnings for the quarter ended June 30, 2006 when compared to the respective period in 2005. Our effective tax rate for the six months ended June 30, 2006 was 34.9% compared to 34.1% for the same period in 2005.

Financial Condition as of June 30, 2006 and December 31, 2005

Our total assets as of June 30, 2006 were $1.635 billion, a decrease of $28.2 million, or 1.7%, from $1.663 billion as of December 31, 2005. Total loans were $1.106 billion at June 30, 2006 compared to $1.086 billion as of December 31, 2005. Total deposits increased to $1.311 billion as of June 30, 2006, compared to $1.357 billion as of December 31, 2005. As of June 30, 2006, our shareholders’ equity was $218.6 million, compared to $212.3 million as of December 31, 2005.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
June 30, 2006:
U.S. treasury securities	$6,986	$6,909	$—	$—	$6,986	$6,909
U.S. government agencies obligations	145,644	143,637	—	—	145,644	143,637
Collateralized mortgage obligations	143	142	—	—	143	142
Mortgage-backed securities	57,002	55,004	—	—	57,002	55,004
State and municipal obligations	23,904	23,591	—	—	23,904	23,591
Federal Reserve Bank stock and other investments	2,448	2,377	7,619	7,619	10,067	9,996
Total	$236,127	$231,660	$7,619	$7,619	$243,746	$239,279
December 31, 2005:
U.S. treasury securities	$7,051	$6,969	$—	$—	$7,051	$6,969
U.S. government agencies obligations	109,516	108,622	—	—	109,516	108,622
Collateralized mortgage obligations	165	166	—	—	165	166
Mortgage-backed securities	64,357	63,292	—	—	64,357	63,292
State and municipal obligations	26,294	26,348	—	—	26,294	26,348
Federal Reserve Bank stock and other investments	1,414	1,390	8,094	8,094	9,508	9,484
Total	$208,797	$206,787	$8,094	$8,094	$216,891	$214,881

Our investment portfolio increased by approximately $24.4 million to $239.3 million as of June 30, 2006 from $214.9 million as of December 31, 2005. This increase was primarily due to additional investing because of higher market yields on securities.

Investment Portfolio — Maturity and Yields

The estimated fair value of our securities portfolio as of June 30, 2006 is presented below by contractual maturity:

	As of June 30, 2006
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale(1)(2):
U.S. treasury obligations	$3,992	2.31%	$2,917	3.77%	$—	—%	$—	—%	$6,909	2.93%
U.S. government agencies obligations	36,624	3.65	107,013	4.93	—	—	—	—	143,637	4.60
Mortgage backed securities and collateralized mortgage obligations(3)	688	4.49	53,627	4.52	828	4.89	3	6.75	55,146	4.52
State and municipal obligations	3,080	3.27	13,675	3.40	5,922	3.90	914	5.32	23,591	3.62
Other securities	—	—	—	—	—	—	2,377	4.60	2,377	4.60
Total investments available-for-sale	44,384	3.52	177,232	4.67	6,750	4.02	3,294	4.80	231,660	4.43
Other investments:
FHLB stock and other investments	—	—	—	—	—	—	7,619	5.25	7,619	5.25
Total other investments	—	—	—	—	—	—	7,619	5.25	7,619	5.25
Total investments	$44,384	3.52%	$177,232	4.67%	$6,750	4.02%	$10,913	5.11%	$239,279	4.46%

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

Securities with carrying values of approximately $122.2 million and $133.6 million were pledged to secure certain deposits at June 30, 2006 and December 31, 2005, respectively.

The following table discloses gross unrealized losses and the related fair value of our investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at June 30, 2006:

	Available-For-Sale Securities
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Treasury/Agency(1)	$89,628	$1,365	$47,654	$839	$137,282	$2,204
Mortgage-backed securities (2)	23,699	700	30,789	1,303	54,488	2,003
Other	23,771	416	502	6	24,273	422
Total temporarily impaired securities	$137,098	$2,481	$78,945	$2,148	$216,043	$4,629

(1) U.S. Treasury/Agency Debt Securities - The unrealized losses on investments in U.S. treasury and agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
(2) Mortgage-Backed Securities - The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Loans

Our loan portfolio consists of loans made to businesses, individuals, and farm and ranch operations located in our primary trade areas. Real estate loans represent loans primarily for residential construction, commercial non-owner-occupied and owner-occupied real estate.

The following table presents our loans held for investment by category as of the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Loan Category to Total Loans	Amount	Loan Category to Total Loans
	(Dollars in thousands)
Real estate—construction	$189,369	17.2%	$144,721	13.5%
Real estate—1-4 family	119,091	10.9	125,901	11.7
Real estate—other	415,447	37.8	415,047	38.6
Lease financing	2,142	0.2	—	—
Commercial	257,163	23.4	263,975	24.6
Agricultural and other	74,487	6.8	84,646	7.9
Consumer	40,860	3.7	40,321	3.7
Total loans held for investment	$1,098,559	100.0%	$1,074,611	100.0%
Allowance for loan losses	(13,122)		(12,591)
Loans held for investment, net	$1,085,437		$1,062,020

At June 30, 2006 our total loans held for investment, net of unearned income, was $1.099 billion, an increase of $23.9 million, as compared to $1.075 billion at December 31, 2005. At June 30, 2006, our real estate loans increased $38.2 million, lease financing increased $2.1 million, consumer loans increased $539,000, commercial loans decreased $6.8 million and agriculture and other loans decreased $10.2 million. The increase in our loan portfolio is primarily attributable to increased loan demand but was offset due to the seasonality of our agriculture loans. Our total loans held for investment, net of unearned income as a percentage of total assets, was 67.2% at June 30, 2006, compared with 64.6% at December 31, 2005.

Real estate loans, the largest component of our loan portfolio, consist primarily of commercial real estate loans or commercial lines of credit that are extended to finance the purchase or improvement of commercial real estate. Real estate loans equaled $723.9 million and $685.7 million at June 30, 2006 and December 31, 2005, respectively. The percentage of our real estate secured loans in relation to our total loan portfolio, increased to 65.9% as of June 30, 2006, as compared to 63.8% at December 31, 2005.

Our commercial loans, the second largest component of our loan portfolio, typically have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets. Commercial loans decreased to $257.2 million as of June 30, 2006 from $264.0 million as of December 31, 2005. Commercial loans as a percentage of total loans were 23.4% as of June 30, 2006, and 24.6% at the end of 2005.

Consumer loans have historically represented a small part of our total loan portfolio. Consumer loans increased to $40.9 million as of June 30, 2006 from $40.3 million as of December 31, 2005. Consumer loans as a percentage of total loans were 3.7% and 3.7% at June 30, 2006 and December 31, 2005, respectively.

Agriculture and other loans decreased to $74.5 million as of June 30, 2006 from $84.7 million as of December 31, 2005. The decrease in loan balance is primarily due to seasonality within our agriculture portfolio. Agriculture and other loans as a percentage of total loans were 6.8% and 7.9% at June 30, 2006 and December 31, 2005, respectively.

The following table presents the distribution of the maturity of our loans as of June 30, 2006. The table also presents the portion of our loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

	As of June 30, 2006
	One Year and Less	One to Five Years	Over Five Years	Total Carrying Value
	(In thousands)
Real estate—construction	$136,711	$36,524	$16,134	$189,369
Real estate—1-4 family	24,103	47,304	47,684	119,091
Real estate—other	52,092	231,334	132,021	415,447
Lease financing	—	—	2,142	2,142
Commercial loans	133,961	91,350	31,852	257,163
Consumer loans	19,174	17,573	4,113	40,860
Agriculture and other loans	64,900	6,611	2,976	74,487
Total loans held for investment	$430,941	$430,696	$236,922	$1,098,559
With fixed interest rates	$99,483	$223,403	$72,538	$395,424
With variable interest rates	331,458	207,293	164,384	703,135
Total loans held for investment	$430,941	$430,696	$236,922	$1,098,559

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table lists nonaccrual, past due and restructured loans, OREO and other repossessed assets as of the dates indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$8,658	$8,654
Accruing loans past due over 90 days	13	—
Restructured loans	74	88
OREO	593	927
Other repossessed assets	8	8
Total nonperforming assets	$9,346	$9,677
Total nonperforming assets to total loans and other real estate	0.85%	0.90%

The nonperforming assets decreased $331,000 to $9.3 million as of June 30, 2006 from $9.7 million as of December 31, 2005. The ratio of nonperforming assets over total loans and OREO decreased to 0.85% as of June 30, 2006, from 0.90% as of December 31, 2005.

At June 30, 2006, loans identified as being impaired consisted of nonhomogeneous loans placed on nonaccrual status. We generally place a loan on nonaccrual status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

As of June 30, 2006 and December 31, 2005, the average investment in loans that are considered to be impaired under SFAS No. 114 was approximately $8.7 million and $7.8 million, respectively. Included in these amounts at June 30, 2006 and December 31, 2005 was $8.7 million and $8.6 million, respectively, of impaired loans for which our related specific reserve for loan losses was approximately $2.4 million and $2.0 million, respectively. We had $28,000 of impaired loans as of December 31, 2005 that did not have a specific related reserve for loan losses.

Allowance for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan loss, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan and lease losses. Such agencies may recommend us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. As of June 30, 2006, the allowance for loan losses amounted to $13.1 million, or 1.19% of total loans held for investment, compared with $12.6 million, or 1.17% of total loans held for investment, as of December 31, 2005.

The following table presents the activity in our allowance for loan losses for the six months ended June 30, 2006 and the year ended December 31, 2005. The table also presents our average loan balances and certain pertinent ratios for the six months ended June 30, 2006 and the year ended December 31, 2005.

	Six months ended June 30,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, beginning of period	$12,591	$11,383
Provision for loan losses	800	900
Loan loss reserves of acquired banks	—	1,670
Loans charged-off:
Real estate—construction	18	72
Real estate—1-4 family	102	96
Commercial loans	267	1,067
Consumer loans	240	820
Agriculture and other loans	19	500
Total charge-offs	646	2,555

Recoveries of loans previously charged-off:
Real estate—construction	—	45
Real estate—1-4 family	3	18
Real estate—other	6	12
Commercial loans	196	535
Consumer loans	108	573
Agriculture and other loans	64	10
Total recoveries	377	1,193
Net loans charged-off	269	1,362
Balance, end of period	$13,122	$12,591
Average loans outstanding, net of unearned income, for the period ended	$1,090,394	$989,406
Ratio of net loan charge-offs to average loans, net of unearned income (1)	0.05%	0.14%
Ratio of allowance for loan losses to total loans, net of unearned income	1.19%	1.17%

(1) Annualized as of June 30, 2006.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $51.9 million at June 30, 2006 and $48.8 million at December 31, 2005, an increase of $3.1 million. This increase is primarily attributable our new Whisperwood banking center in Lubbock, Texas and the purchase of a building for expansion of our back office operations before consummation of acquisition by BBVA.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Six Months Ended			Year Ended
	June 30, 2006			December 31, 2005
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$476,319	35.6%	—%	$416,168	35.4%	—%
Interest-bearing demand, savings and money market deposits	520,896	38.9	1.29	463,836	39.4	0.91
Time deposits of less than $100,000	189,504	14.2	3.02	167,646	14.3	2.18
Time deposits of $100,000 or more	150,807	11.3	3.48	127,973	10.9	2.65
Total deposits	$1,337,526	100.0%	1.32%	$1,175,623	100.0%	0.96%

Total deposits as of June 30, 2006 and December 31, 2005 were $1.311 billion and $1.357 billion, respectively, representing a decrease of $45.6 million, or 3.3%, for the six months ended June 30, 2006. The decline in deposits is due to increased competition within our markets and seasonality within our deposit base. Average deposits for the six months ended June 30, 2006 were $1.338 billion, as compared to $1.114 billion for the same period in 2005. The increase in average deposits during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 was primarily attributable to Heritage.

Total deposits as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Noninterest-bearing demand deposits	$479,610	$487,369
Interest-bearing deposits:
NOW and Money Market	415,828	448,762
Savings	76,742	75,095
Time deposits	339,269	345,852
Total interest-bearing deposits:	831,839	869,709
Total Deposit	$1,311,449	$1,357,078

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	June 30, 2006	December 31, 2005
	(In thousands)
Three months or less	$30,847	$37,958
Over three through six months	20,747	24,918
Over six through 12 months	45,157	36,452
Over 12 months	59,284	55,266
Total time deposits of $100,000 or more	$156,035	$154,594

Borrowings

Long-Term Debt

Deposits are the primary source of funds for our lending and investment activities. Occasionally, we obtain funding from the Federal Home Loan Bank (“FHLB”). As of June 30, 2006, we had $1.3 million in FHLB borrowings, compared to $5.8 million at December 31, 2005. The decrease in FHLB borrowings is due to two notes maturing in February with a combined balance of $4.6 million. The maturity dates on the FHLB notes range from 2008 to 2018 and have interest rates from 2.65% to 5.45%.

Other Borrowings

Borrowings, including funds purchased and securities sold under agreement to repurchase, totaled $43.2 million at June 30, 2006, an increase of $14.6 million from December 31, 2005. Securities sold under agreement to repurchase totaled $29.3 million at June 30, 2006, an increase of $653,000 from December 31, 2005. Federal funds purchased at June 30, 2006 totaled $13.9 million. We did not purchase federal funds as of December 31, 2005. The increase in borrowings was due to a higher level of funds purchased to satisfy liquidity needs as a result of growth in loans, additional purchases of investment securities and lower deposit balances.

Junior Subordinated Debentures

As of June 30, 2006 and December 31, 2005, we had $48.5 million (amount net of investments in trusts is $47.0 million) in outstanding junior subordinated debentures. See our Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Borrowings” which was filed on March 29, 2006, for further discussion.

Capital Resources and Capital Adequacy Requirements

Total shareholders’ equity was $218.6 million as of June 30, 2006 compared with $212.3 million as of December 31, 2005, an increase of $6.3 million, or 3.0%. The increase was due primarily to our net earnings of $9.1 million, offset by our dividend payment of $2.4 million.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the OCC, with respect to the Bank, has established certain minimum risk-based capital standards that apply to bank holding companies and national banks. As of June 30, 2006, our Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 12.44%, 13.51% and 9.91%, respectively. As of June 30, 2006, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 10.70%, 11.78% and 8.51%, respectively.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2006, our cash and due from bank balance was $77.2 million compared with $72.9 million as of December 31, 2005.

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of June 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In thousands)
FHLB advances	$209	$367	$537	$156	$1,269
Junior subordinated debentures	—	—	—	47,000	47,000
Operating leases	1,454	2,654	1,566	587	6,261
Total	$1,663	$3,021	$2,103	$47,743	$54,530

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

	As of June 30, 2006
	Total Notional Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Commitments to extend credit	$319,337	$240,867	$64,015	$2,960	$11,495
Standby letters of credit	17,100	11,970	5,130	—	—
Total commercial commitments	$336,437	$252,837	$69,145	$2,960	$11,495

As of June 30, 2006 and December 31, 2005, we had commitments to extend credit of $319.3 million and $253.9 million, respectively. We also had standby letters of credit of $17.1 million and $15.7 million as of June 30, 2006 and December 31, 2005, respectively.

The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot reasonably be predicted because there is no guarantee that the lines of credit will be used.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company manages market risk, which is primarily interest rate risk, through its Asset/Liability Committee which is composed of senior officers of the Company and members from our Board of Directors, in accordance with policies approved by the Company’s Board of Directors.

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

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.   Legal Proceedings

On July 28, 2006, a suit was filed against State National Bank by Monte Hasie in the 72nd District Court of Lubbock County, Texas alleging malicious prosecution, abuse of legal process, negligence and intentional infliction of emotional distress in connection with the criminal prosecution of the Plaintiff by the U.S. Government beginning in 2004. The suit seeks compensatory or actual damages in excess of $10 million related to, among other things, loss of earnings, emotional distress, damage to reputation, and costs to defend the criminal prosecution. The suit also seeks exemplary damages and attorneys’ fees and costs. Our management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially.

In addition to the foregoing, the Company is involved as plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defense or insurance protection with respect to such litigation and that any losses there from, whether or not insured, would not have a material adverse effect on the results of operations, financial position, or cash flows of the Company.

ITEM 1A. Risk Factors

Risks Related to the Proposed Merger

In connection with our proposed Merger with BBVA, we have filed a preliminary proxy statement on Schedule 14A with the SEC. After the SEC reviews the preliminary proxy statement, we will file a definitive proxy statement on Schedule 14A. The proxy statement contains important information about the Company, the proposed Merger and other related matters. We urge all of our shareholders to read the proxy statement.

In relation to the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below.

Failure to consummate the Merger could negatively impact our stock price and our future business and financial results.

Consummation of the Merger is subject to various conditions, including (i) requisite approvals of the holders of our common stock and (ii) receipt of regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the other party’s representations and warranties in the Merger Agreement being true and correct at the Effective Time, subject to the materiality standards contained in the Merger Agreement, (ii) material compliance of the other party with its covenants and (iii) the absence of any law or order prohibiting the consummation of the Merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason, we will be subject to several risks, including the following:

•	being required, under certain circumstances, including if the Merger Agreement is terminated in favor of an alternative offer from another potential buyer, to pay a termination fee of $19.2 million;

•
being required, under certain circumstances, including if our Board does not recommend in the proxy statement that our shareholders vote in favor of the merger or if an alternative proposal has been announced and the Merger Agreement is not approved by our shareholders, to reimburse BBVA for its costs and expenses in connection with the Merger Agreement;

•	having incurred certain costs relating to the proposed Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisor and printing fees;

•	having had the focus of management directed toward the proposed Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market belief that the Merger will be completed.

In addition, we will not realize any of the expected benefits of having completed the proposed Merger. If the proposed Merger is not completed, we cannot assure our shareholders that these risks will not materialize or materially adversely affect our business, financial results, financial condition and stock price.

Provisions of the Merger Agreement may deter alternative business combinations that could be more advantageous to our shareholders than the Proposed Merger.

Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the proposed Merger. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay a termination fee of $19.2 million to BBVA. In addition, under certain circumstances, we may be required to pay BBVA’s costs and expenses in connection with the Merger Agreement. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the proposed Merger.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 24, 2006, shareholders voted on the following matters:

(1) To elect directors to serve until the 2007 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld
Larry G. Autrey	10,603,727	43,560
Rick Calhoon	10,549,847	97,440
James Cardwell	10,612,540	34,747
Don E. Cosby	10,043,616	603,671
Gary Fletcher	10,611,817	35,470
Mark Merlo	10,613,537	33,750
H. Gil Moutray	10,611,817	35,470
Tom C. Nichols	10,581,160	66,127
Ben Stribling	10,611,817	35,470
Lucinda Vargas	10,611,817	35,470
F. James Volk	10,617,455	29,832

ITEM 5.   Other Information

Not applicable.

ITEM 6.        Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of June 12, 2006, by and between Banco Bilbao Vizcaya Argentania, S.A. and State National Bancshares, Inc. is incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.(1)

10.1
Employment Agreement for Tom C. Nichols, dated as of June 12, 2006, with State National Bancshares, Inc. is incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.

10.2
Employment Agreement for Don E. Cosby, dated as of June 12, 2006, with State National Bancshares, Inc. is incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.

10.3
Employment Agreement for F. James Volk, dated as of June 12, 2006, with State National Bancshares, Inc. is incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.

10.4
Tax Gross Up Agreement for Tom C. Nichols, dated as of June 12, 2006, with State National Bancshares, Inc. is incorporated by reference from Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.

10.5
Tax Gross Up Agreement for Don E. Cosby, dated as of June 12, 2006, with State National Bancshares, Inc. is incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.

10.6
Tax Gross Up Agreement for F. James Volk, dated as of June 12, 2006, with State National Bancshares, Inc. is incorporated by reference from Exhibit 10.6 to the Registrant’s Form 8-K filed with the SEC on June 16, 2006.

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

(1) Pursuant to Regulation S-K Item 601(b)(2), the Registrant will furnish supplementally to the SEC a copy of any omitted schedule to this exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE NATIONAL BANCSHARES, INC.

Date: August 11, 2006	By:
Don E. Cosby Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)