Form 10-Q
period 2006-09-30
State National Bancshares, Inc.
filed 2006-11-13
CIK 1332626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐     No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 10, 2006, was 12,051,846 shares.

STATE NATIONAL BANCSHARES, INC.

i

PART I -FINANCIAL INFORMATION

ITEM 1.   Financial Statements

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets:	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$58,887	$72,922
Federal funds sold	—	36,950
Interest-bearing deposits in other banks	3,155	44,763
Total cash and cash equivalents	62,042	154,635
Securities available-for-sale, at fair value (amortized cost of $237,455 and $208,797 at September 30, 2006 and December 31, 2005, respectively)	226,023	206,787
Federal Reserve Bank stock and other investments, at cost	9,126	8,094
Loans held-for-sale	4,318	11,584
Loans held for investment:
Total loans held for investment	1,130,655	1,074,611
Less allowance for loan losses	12,992	12,591
Net loans held for investment	1,117,663	1,062,020
Premises and equipment, net	54,529	48,769
Goodwill	99,354	100,486
Other intangible assets, net	15,334	17,936
Accrued interest receivable	10,038	8,919
Other real estate and other repossessed assets	1,019	935
Other assets	45,757	42,712
Total assets	$1,645,203	$1,662,877
Liabilities and shareholders' equity:
Deposits:
Noninterest bearing deposits	$478,192	$487,369
Interest-bearing demand deposits	494,829	523,857
Interest-bearing time deposits	344,182	345,852
Total deposits	1,317,203	1,357,078
Federal funds purchased and securities sold under agreement to repurchase	43,151	28,597
Accrued interest payable	1,957	1,645
Other liabilities	8,152	10,459
Junior subordinated debentures	47,000	47,000
Notes payable	1,226	5,841
Total liabilities	1,418,689	1,450,620

Minority interest in consolidated subsidiary	1,167	—

Shareholders' equity:
Common stock, $1 par value;
Authorized shares—40,000,000;
Issued and outstanding shares—12,047,513 and 11,971,107, respectively	12,047	11,971
Additional paid-in capital	179,399	177,428
Retained earnings	35,400	24,164
Accumulated other comprehensive loss	(1,499)	(1,306)
Total shareholders' equity	225,347	212,257
Total liabilities and shareholders' equity	$1,645,203	$1,662,877

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest income:	(In thousands, except per share data)
Loans, including fees	$23,272	$17,728	$66,227	$50,519
Securities	2,700	1,277	7,652	4,100
Deposits in other banks	51	127	588	237
Federal funds sold	84	457	789	740
Total interest income	26,107	19,589	75,256	55,596
Interest expense:
Deposits	5,064	2,862	13,910	7,267
Federal funds purchased and securities sold under agreement to repurchase	449	178	1,120	387
Subordinated notes payable	1,073	832	3,025	2,314
Notes payable	22	10	96	30
Total interest expense	6,608	3,882	18,151	9,998
Net interest income	19,499	15,707	57,105	45,598
Provision for loan losses	160	150	960	750
Net interest income after provision for loan losses	19,339	15,557	56,145	44,848
Non-interest income:
Service charges on deposit accounts	2,891	2,600	8,385	7,416
Gain on sale of loans	641	804	1,925	2,153
Bank owned life insurance	326	316	979	948
Net realized (loss)/gain on sale of investment securities	—	—	(79)	1
Other	1,178	1,211	3,522	3,285
Total non-interest income	5,036	4,931	14,732	13,803
Non-interest expenses:
Salaries and employee benefits	8,108	7,297	24,413	21,614
Net occupancy and equipment expense	2,490	2,322	7,495	6,628
Amortization of intangibles	998	824	3,017	2,471
Communication expense	330	300	975	856
Data processing expense	238	203	694	622
Advertising	443	330	1,165	864
Professional fees	588	326	1,679	1,017
Supplies	148	166	528	587
Net (gain) costs applicable to other real estate and other repossessed assets	(8)	(6)	196	23
Merger expenses	126	19	884	59
Other	2,423	2,244	7,383	6,378
Total noninterest expenses	15,884	14,025	48,429	41,119
Income before income taxes and minority interest in consolidated subsidiary’s net loss	8,491	6,463	22,448	17,532
Income tax expense	2,811	2,085	7,677	5,857
Minority interest in consolidated subsidiary’s net loss	19	—	67	—
Net income	$5,699	$4,378	14,838	$11,675
Basic income per share	$0.47	$0.43	$1.24	$1.16
Diluted income per share	0.46	0.42	1.21	1.14
Dividends per share	0.10	—	0.30	—

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Change in Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except number of shares)
Balance, January 1, 2005	10,054,582	$10,055	$133,519	$7,482	$304	$151,360
Comprehensive income:
Net income	—	—	—	16,682	—	16,682
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(1,609)	(1,609)
Reclassification adjustment for gains included in net income	—	—	—	—	(1)	(1)
Total comprehensive income						15,072
Issuance of new stock	1,907,692	1,907	43,279	—	—	45,186
Stock option award expense	—	—	486	—	—	486
Stock options exercised	8,833	9	144	—	—	153
Balance, December 31, 2005	11,971,107	11,971	177,428	24,164	(1,306)	212,257
Comprehensive income:
Net income	—	—	—	14,838	—	14,838
Change in unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	—	(272)	(272)
Reclassification adjustment for losses included in net income	—	—	—	—	79	79
Total comprehensive income						14,645
Dividends - $0.30 per share	—	—	—	(3,602)	—	(3,602)
Stock option award expense	—	—	357	—	—	357
Stock issued for directors fees	7,576	7	183	—	—	190
Stock options exercised	68,830	69	1,431	—	—	1,500
Balance, September 30, 2006	12,047,513	$12,047	$179,399	$35,400	$(1,499)	$225,347

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:	(Dollars in thousands)
Net income	$14,838	$11,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	960	750
Depreciation and amortization	5,725	4,744
Stock compensation expense	357	362
Stock issued for directors fees	190	—
Loans originated for sale	(78,991)	(93,420)
Proceeds from sales of loans held-for-sale	88,182	97,194
Gain on sale of loans	(1,925)	(2,153)
Gain on sale of premises and equipment	(24)	—
Net loss (gain) on sale of investment securities	79	(1)
Net loss (gain) on sale of other real estate and repossessed assets	5	(55)
Deferred income tax benefit	(1,033)	(862)
Minority interest in consolidated subsidiary’s net loss	(67)	—
Write-down of premises and equipment	11	80
Net amortization of premium on securities	7	492
Net change in other assets and liabilities	(5,028)	1,597
Net cash provided by operating activities	23,286	20,403
Investing Activities:
Purchase Price adjustment for Heritage acquisition	717	—
Purchases of securities available-for-sale	(101,185)	(7,966)
Purchases of Federal Reserve Bank stock and other investments	(2,526)	(91)
Proceeds from sales, maturities and calls of securities available-for-sale	82,584	40,062
Proceeds from maturities and calls of Federal Reserve Bank Stock & other investments	476	413
Net increase in loans	(57,174)	(30,393)
Proceeds from sale of premises and equipment	374	312
Proceeds from sales of other real estate and other repossessed assets	482	1,259
Purchase of premises and equipment	(8,823)	(4,435)
Net cash used in investing activities	(85,075)	(839)
Financing Activities:
Net (decrease) increase in deposits	(39,875)	24,382
Stock issued through exercise of stock options	1,500	153
Net increase in federal funds purchased and securities sold under agreement to repurchase	14,554	8,940
Principal payments on FHLB note	(4,726)	(89)
Proceeds from Note	111	—
Initial public offering issuance costs	—	(334)
Proceeds from minority interest	1,234	—
Payment of cash dividends	(3,602)	—
Net cash (used in) provided by financing activities	(30,804)	33,052
Net (decrease) increase in cash and cash equivalents	(92,593)	52,616
Cash and cash equivalents, beginning of period	154,635	89,467
Cash and cash equivalents, end of period	$62,042	$142,083

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,839	$9,631
Income taxes paid, net of refunds	8,746	5,248
Noncash transactions:
Transfer of loans to other real estate owned, net	672	1,120

See Accompanying Notes to Consolidated Financial Statements.

STATE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

1.  Nature of Operations and Basis of Presentation

State National Bancshares, Inc. (the “Company” or “SNBI”) is a bank holding company headquartered in Fort Worth, Texas, offering a broad range of financial products and services primarily through the Company’s main subsidiary, State National Bank (the “Bank”), a national banking association. As of September 30, 2006, the Bank operated 43 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa), and Rio Grande (El Paso, Texas and Southern New Mexico). As a bank holding company, the Company is subject to the provisions of the Bank Holding Company Act, and to supervision and regulation by the Board of Governors of the Federal Reserve System.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005, which we included in our Annual Report on Form 10-K filed on March 29, 2006. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

All regulatory approvals required for consummation of the Merger have been obtained. However, consummation of the Merger remains subject to various conditions, including requisite approvals of the holders of SNBI common stock. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the other party’s representations and warranties in the Merger Agreement being true and correct at the Effective Time, subject to the materiality standards contained in the Merger Agreement, (ii) material compliance of the other party with its covenants and (iii) the absence of any law or order prohibiting the consummation of the Merger.

On October 6, 2006, SNBI filed with the SEC a definitive proxy statement scheduling a special meeting of its shareholders to vote on the Merger on November 15, 2006. SNBI anticipates the Merger will be close on January 3, 2007, assuming that shareholder approval is obtained. For additional information, refer to the Form 8-K filed with the SEC on June 16, 2006 and the definitive proxy statement on Schedule 14A filed with SEC on October 6, 2006.

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

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Reported net income	$5,699	$4,378	$14,838	$11,675
Add: Stock-based employee compensation expense included in reported net income, net of tax	69	78	232	235
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(69)	(81)	(232)	(247)
Pro forma net income	$5,699	$4,375	$14,838	$11,663
Earnings per share:
Basic—as reported	$0.47	$0.43	$1.24	$1.16
Basic—pro forma	0.47	0.43	1.24	1.16
Diluted—as reported	0.46	0.42	1.21	1.14
Diluted—pro forma	0.46	0.42	1.21	1.14

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

6.  Recent Acquisitions

On October 6, 2005, SNBI acquired all of the outstanding common stock of Heritage Financial Corporation ("Heritage") for $53.5 million in cash in order to further expand in the Fort Worth Metroplex (Tarrant County) area. To fund the acquisition, SNBI issued, through an initial public offering, 1,907,692 shares of SNBI common stock at $26 per share. The acquisition was accounted for under the purchase method of accounting for business combinations. Core deposit intangibles related to this transaction amounted to $6.0 million and are amortized on an accelerated basis using a ten year life. Goodwill associated with the transaction originally amounted to approximately $29.7 million. During 2006, purchase price allocation adjustments of approximately $717,000 were recorded which reduced the balance of goodwill to $29.0 million. At the date of acquisition, SNBI acquired assets of $226.3 million, net loans of $103.4 million, and deposits of $197.3 million before purchase accounting adjustments.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (Leverage) (as defined). Management believes, as of September 30, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

As of September 30, 2006 and December 31, 2005, required and actual regulatory capital amounts and ratios for SNBI were as follows:

	September 30,	December 31,	Minimum Capital	Well- Capitalized
	2006	2005	Ratios	Ratios
	(Dollars in thousands)
Tier 1 capital	$158,695	$142,690
Total capital	171,687	155,281
Total risk-weighted assets	1,251,397	1,191,030
Adjusted quarterly average assets	1,523,668	1,525,043
Capital ratios:
Leverage ratio	10.42%	9.36%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	12.68	11.98	4.00	6.00
Total capital to risk-weighted assets	13.72	13.04	8.00	10.00

The minimum capital ratios as determined by the regulators for well-capitalized banks and the Bank’s actual capital ratios as of September 30, 2006 were as follows:

	Minimum Ratios for Well-Capitalized Banks	Actual Ratios as of September 30, 2006
Leverage ratio	5.00%	9.12%
Tier 1 capital to risk-weighted assets	6.00	11.12
Total capital to risk-weighted assets	10.00	12.16

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

As stated in Note 3 — Adoption of Accounting Standards, SNBI adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires stock-based compensation transactions to be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. We transitioned to SFAS 123R for stock-based compensation using the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards granted after the implementation date, as well as unvested awards granted prior to the implementation date. As of January 1, 2006, SNBI had no unvested awards for options granted prior to January 1, 2003. For the nine months ended September 30, 2006, we recorded stock option expense totaling $357,000.

In the fourth quarter of 2005, as a publicly traded company, we began measuring volatility in our stock when calculating stock option expense. As public trading of SNBI stock began on September 30, 2005, it was most appropriate to use implied volatility when calculating the fair value of the stock options. As we had been a privately held company prior to the IPO, our stock volatility had been minimal. This change increased our stock option expense on the options granted in 2005 by approximately 64.4%. In the nine months ended September 30, 2006, we granted 27,000 shares of new stock options.

9.     Minority Interest

The Bank entered into a limited partnership with a third party to construct and own a four story building that will provide a permanent location for our downtown Fort Worth banking center and additional non-bank office space that will be available for lease. The Bank has a controlling interest in this entity and the third party is a significant tenant of the building and owns the remaining interest in the entity. This has created a minority interest in the consolidated subsidiary on our consolidated balance sheet of $1.2 million and a minority interest in the loss of the consolidated subsidiary on our consolidated income statement of operations of $67,000 as of and for the nine month period ending September 30, 2006.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents management’s analysis of our results of operations for the three months and nine months ended September 30, 2006 and 2005 and our financial condition as of September 30, 2006 and December 31, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed in this report and our Annual Report on Form 10-K for the year ended December 31, 2005, including the following:

•	we may be unable to satisfy the shareholder approval and other conditions to closing the planned merger with BBVA;

•	contingencies related to the announcement and pendency of the BBVA merger may impact our employees and customers;

•	any termination of the Merger Agreement with BBVA may result in costs and disruptions to our business and relationships with employees and customers;

•	if a significant number of our customers fail to perform under their loans, our business, profitability, and financial condition would be adversely affected;

•	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability;

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

Executive Overview

Introduction

We are a registered bank holding company headquartered in Fort Worth, Texas, offering a broad array of financial services through our wholly owned banking subsidiary, State National Bank (“SNB” or the “Bank”). As of September 30, 2006, we had, on a consolidated basis, total assets of $1.6 billion, net loans of $1.1 billion, total deposits of $1.3 billion, and shareholders' equity of $225.3 million. We currently operate through a network of 43 banking centers located in three distinct geographic markets throughout Texas and New Mexico: the greater Tarrant County area (Fort Worth, Texas); West Texas (Lubbock, Abilene and Odessa); and Rio Grande (El Paso, Texas and Southern New Mexico). Our headquarters are located at 4500 Mercantile Plaza Drive, Suite 300, Fort Worth, TX 76137 and our telephone number is (817) 547-1150. Our website address is www.statenationalbank.com.

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

Our consolidated financial statements for the three and nine-month period ended September 30, 2006 and 2005 and the fiscal year ended December 31, 2005 include financial results for each of our wholly owned subsidiaries: State National Bank, TWOENC, Inc., State National Properties, LLC, and State National Bancshares of Delaware and in 2006 our majority owned subsidiary SNB-WP, LP. Our statutory trust subsidiaries which are special purpose vehicles that were used to issue trust preferred securities, are not consolidated with us or the Bank.

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

All regulatory approvals required for consummation of the Merger have been obtained. However, consummation of the Merger remains subject to various conditions, including requisite approvals of the holders of our common stock. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the other party’s representations and warranties in the Merger Agreement being true and correct at the Effective Time, subject to the materiality standards contained in the Merger Agreement, (ii) material compliance of the other party with its covenants and (iii) the absence of any law or order prohibiting the consummation of the Merger.

On October 6, 2006, SNBI filed with the SEC a definitive proxy statement scheduling a special meeting of its shareholders to vote on the merger on November 15, 2006. SNBI anticipates the Merger will close on January 3, 2007, assuming that shareholder approval is obtained. For additional information, refer to the Form 8-K filed with the SEC on June 16, 2006 and the definitive proxy statement on Schedule 14A filed with SEC on October 6, 2006.

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

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted by any charge-offs, unearned finance charges, allowance for loan and lease losses, and net deferred nonrefundable fees or costs on origination. The allowance for loan and lease losses is an estimate to provide for probable collection losses in our loan portfolio. Losses are charged and recoveries are credited to the allowance account at the time a loss is incurred or a recovery is received. The allowance for loan losses amounted to $13.0 million and $12.6 million as of September 30, 2006 and December 31, 2005, respectively. Losses charged to the allowance amounted to $1.3 million for the nine months ended September 30, 2006 compared to $1.5 million for the same period in 2005. Recoveries were credited to the allowance in the amounts of $703,000 and $977,000 for those same periods, respectively.

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

We classify loans as nonperforming when they become 90 days past due. Nonperforming loans amounted to $8.9 million as of September 30, 2006 and $8.7 million as of December 31, 2005.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) and repossessed assets, normally obtained through foreclosure or other workout situations, are initially recorded at the lower of fair value or book value at the date of foreclosure, establishing a new cost basis. Any resulting loss is charged to the allowance for loan losses. An appraisal of other real estate properties and valuations of repossessed assets is made periodically after acquisition, and comparison between the appraised value and the carrying value is performed. Additional declines in value after acquisition, if any, are charged to current operations. OREO and repossessed assets amounted to $1.0 million and $935,000 as of September 30, 2006 and December 31, 2005, respectively.

Results of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005

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

Net interest income increased 24.1%, or $3.8 million, to $19.5 million and by 25.2%, or $11.5 million, to $57.1 million in the third quarter and nine months ended September 30, 2006, respectively, from $15.7 million and $45.6 million in the same periods of 2005. These increases resulted primarily from higher volumes in our loan portfolio due to our acquisition of Heritage Financial Corporation, and, to a lesser extent, organic growth and the increase in market interest rates on the loan and security portfolios.

Total interest income for the third quarter of 2006 was $26.1 million, compared to $19.6 million for the same period in 2005, representing a 33.3% increase. Total interest income for the nine months ended September 30, 2006 was $75.3 million compared to total interest income of $55.6 million for the same period in 2005, representing a 35.4% increase. The increases were due to the combined effect of increases in average interest-earning assets due to the Heritage acquisition, organic growth and increased yields resulting from higher interest rates during 2006. Average interest-earning assets for the three months and nine months ended September 30, 2006 increased 17.4%, or $202.3 million, to $1.364 billion and 20.1%, or $229.2 million, to $1.370 billion, respectively, compared to $1.162 billion and $1.141 billion for the same periods in 2005.

Total interest expense was $6.6 million for the quarter ended September 30, 2006, compared to $3.9 million for the same quarter in 2005. Total interest expense for the nine months ended September 30, 2006 was $18.2 million, compared to total interest expense of $10.0 million for the same period in 2005. These increases resulted primarily from the combination of increased deposit balances due to our acquisition of Heritage, higher rates paid on interest-bearing deposits and higher rates on subordinated notes payable during 2006. Average interest-bearing liabilities for the quarter ended September 30, 2006 increased to $921.5 million compared to $793.2 million for the same period of 2005. Average interest-bearing liabilities increased to $936.3 million for the nine months ended September 30, 2006, as compared to $790.4 million for the same period in 2005.

Net interest margin on a fully taxable equivalent basis increased to 5.76% and 5.60% for the third quarter and nine months ended September 30, 2006, respectively, as compared to 5.41% and 5.33% for the same periods in 2005. Net interest spread on a fully taxable equivalent basis was 4.83% for the quarter ended September 30, 2006, as compared to 4.79% for the same period in 2005. For the nine months ended September 30, 2006, net interest spread on a fully taxable equivalent basis decreased to 4.79%, as compared to 4.81% for the same period in 2005.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(2)
	(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income	$1,116,668	$23,300	8.35%	$963,379	$17,728	7.36%
Securities	237,018	2,813	4.75	130,028	1,288	3.96
Time deposits in other banks	3,938	51	5.18	13,591	127	3.74
Fed funds sold	6,449	84	5.21	54,786	457	3.34
Total interest-earning assets	1,364,073	26,248	7.70	1,161,784	19,600	6.75
Noninterest-earning assets:
Cash and due from banks	61,018			62,622
Intangible assets	115,103			84,175
Premises and equipment, net	53,288			35,835
Accrued interest receivable and other assets	53,683			46,713
Allowance for loan losses	(13,151)			(11,627)
Total noninterest-earning assets	269,941			217,718
TOTAL ASSETS	$1,634,014			$1,379,502
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$494,032	$1,884	1.53%	$443,542	$1,104	1.00%
Time deposits	341,208	3,180	3.73	277,956	1,758	2.53
Fed funds purchased and securities under agreement to repurchase	37,301	449	4.81	23,869	178	2.98
Junior subordinated debentures	47,000	1,073	9.13	47,000	832	7.08
Note payable	1,982	22	4.44	823	10	4.86
Total interest-bearing liabilities	921,523	6,608	2.87	793,190	3,882	1.96
Noninterest-bearing liabilities:
Demand deposits	476,793			412,567
Accrued interest payable and other liabilities	11,119			12,412
Total noninterest-bearing liabilities, net	487,912			424,979
TOTAL LIABILITIES	1,409,435			1,218,169
Minority interest in unconsolidated subsidiary	1,172			—
SHAREHOLDERS' EQUITY	223,407			161,333
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,634,014			$1,379,502
Net interest income		$19,640			$15,718
Net interest spread (2)			4.83%			4.79%
Net interest margin (3)			5.76%			5.41%

(1)	Yields on tax-exempt loans and securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.

(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Yield/ Rate(1)
	(Dollars in thousands)
ASSETS:
Interest earning assets:
Loans, net of unearned income	$1,099,152	$66,315	8.04%	$958,497	$50,519	7.03%
Securities	230,944	8,005	4.62	139,414	4,140	3.96
Time deposits in other banks	17,642	588	4.44	10,807	237	2.92
Fed funds sold	22,531	789	4.67	32,302	740	3.05
Total interest-earning assets	1,370,269	75,697	7.37	1,141,020	55,636	6.50
Noninterest-earning assets:
Cash and due from banks	66,176			61,594
Intangible assets	116,297			85,007
Premises and equipment, net	51,412			34,921
Accrued interest receivable and other assets	53,413			46,233
Allowance for loan losses	(13,089)			(11,511)
Total noninterest-earning assets	274,209			216,244
TOTAL ASSETS	$1,644,478			$1,357,264
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Demand, savings and money market deposits	$512,193	$5,249	1.37%	$444,520	$2,768	0.83%
Time deposits	340,610	8,661	3.39	277,072	4,499	2.17
Fed funds purchased and securities under agreement to repurchase	34,285	1,120	4.36	20,919	387	2.47
Junior subordinated debentures	47,000	3,025	8.58	47,000	2,314	6.56
Note payable	2,225	96	5.75	851	30	4.70
Total interest-bearing liabilities	936,313	18,151	2.58	790,362	9,998	1.69
Noninterest-bearing liabilities:
Demand deposits	476,477			399,425
Accrued interest payable and other liabilities	11,949			9,544
Total noninterest-bearing liabilities, net	488,426			408,969
TOTAL LIABILITIES	1,424,739			1,199,331
Minority interest in unconsolidated subsidiary	812			—
SHAREHOLDERS' EQUITY	218,927			157,933
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,644,478			$1,357,264
Net interest income		$57,546			$45,638
Net interest spread (2)			4.79%			4.81%
Net interest margin (3)			5.60%			5.33%

(1)	Yields on tax-exempt loans and securities are calculated on a fully taxable equivalent basis assuming a 35% tax rate.

(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Represents net interest income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 Over 2005			2006 Over 2005
	Increase Due To Changes In:			Increase Due To Changes In:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans, net of unearned income	$2,821	$2,751	$5,572	$7,413	$8,383	$15,796
Securities	1,060	465	1,525	2,718	1,147	3,865
Time deposits in other banks	(90)	14	(76)	150	201	351
Federal funds sold	(403)	30	(373)	(224)	273	49
Total interest income	3,388	3,260	6,648	10,057	10,004	20,061
Interest-bearing liabilities:
Demand, savings and money market deposits	126	654	780	421	2,060	2,481
Time deposits	400	1,022	1,422	1,032	3,130	4,162
Federal funds purchased and securities sold under agreement to repurchase	100	171	271	247	486	733
Junior subordinated debentures	—	241	241	—	711	711
Notes payable	14	(2)	12	48	18	66
Total interest expense	640	2,086	2,726	1,748	6,405	8,153
Increase in net interest income	$2,748	$1,174	$3,922	$8,309	$3,599	$11,908

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

Our provisions for loan losses for the nine months ended September 30, 2006 and 2005 were $960,000 and $750,000, respectively. The increase in the provision for loan losses is primarily related to the increase in the size of our loan portfolio.

Noninterest Income

Our noninterest income for the third quarter and nine months ended September 30, 2006 was $5.0 million and $14.7 million, respectively, representing a 2.1% and 6.7% increase, respectively, from $4.9 million and $13.8 million for the same periods in 2005. Annualized noninterest income for the nine months ended September 30, 2006 and 2005 represented approximately 1.2% and 1.4%, respectively, of our average assets for the same periods. Additionally, noninterest income represented approximately 16.4% and 19.9% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. The decrease in ratio of noninterest income to total revenues is primarily due to the acquisition of Heritage, which provided a greater portion of interest income than noninterest income, and higher market interest rates.

As a result of our efforts to diversify our revenue sources, we currently earn noninterest income from various sources. Our largest noninterest income source is service charges, primarily on deposit accounts, representing 57.4% and 52.7% of our total noninterest income for the third quarter of 2006 and 2005, respectively. This income source increased to $2.9 million in the third quarter of 2006 from $2.6 million in the third quarter of 2005 and to $8.4 million in the nine months ended September 30, 2006 from $7.4 million in the nine months ended September 30, 2005. These increases were primarily due to an increase in our number of transactional and savings accounts resulting from our acquisition of Heritage. We periodically review service charge rates in an effort to maximize service charge income while maintaining a competitive position.

Gain on sale of loans was the second largest source of our noninterest income for the nine months ended September 30, 2006 and 2005. For the third quarter and nine months ended September 30, 2006, gain on sale of loans was $641,000 and $1.9 million, respectively, as compared to $804,000 and $2.2 million for the same periods in 2005. Income from gain on sale of loans as a percentage of total noninterest income was 13.1% and 15.6% for the nine months ended September 30, 2006 and 2005, respectively. This source of noninterest income is derived primarily from the origination and subsequent sale of mortgage loans. The origination of these loans is primarily from two sources, the purchase of new homes as well as the refinancing of existing home loans. We hedge our interest rate risk by selling our mortgage loans on a "best efforts" basis to secondary mortgage buyers at the time the rate is locked, which in effect eliminates most of the risk at the time of the sale.

Other income for the third quarter and nine months ended September 30, 2006 was $1.2 million and $3.5 million, respectively, representing a 2.7% decrease and a 7.2% increase, respectively, from $1.2 million and $3.3 million for the same periods in 2005. The $237,000 increase for the nine month period ended September 30, 2006 compared to the same period in 2005 was primarily due to increases in factoring income and debit card income. Factoring income added an additional $275,000 and debit card income increased $259,000. These increases were offset by non-reoccurring items of $296,000 that were booked in the nine months of 2005. In the first quarter of 2005, we recorded a $241,475 gain due to the sale of Pulse Network to Discover Financial Services on January 31, 2005 in which we had a shared interest based on network usage.

The following tables set forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$2,891	57.4%	$2,600	52.7%	$8,385	56.9%	$7,416	53.7%
Gain on sale of loans	641	12.7	804	16.3	1,925	13.1	2,153	15.6
Bank owned life insurance	326	6.5	316	6.4	979	6.6	948	6.9
Net realized gain on sale of securities	—	—	—	—	(79)	(0.5)	1	—
Other	1,178	23.4	1,211	24.6	3,522	23.9	3,285	23.8
Total noninterest income	$5,036	100.0%	$4,931	100.0%	$14,732	100.0%	$13,803	100.0%

Noninterest Expense

Our total noninterest expense increased to $15.9 million and $48.4 million in the third quarter and nine months ended September 30, 2006, compared to $14.0 million and $41.1 million for the same periods in 2005, representing an increase of 13.3% and 17.8%, respectively. Included in the 2006 third quarter expenses are $884,000 in transaction costs related to the pending merger with BBVA. The remaining increases can be attributed to expanded personnel, occupancy costs, and other operating expense associated with our acquisition of Heritage in October 2005. The efficiency ratio improved to 60.67% for the third quarter of 2006, as compared to 63.93% for the same quarter in 2005, and 63.22% for the nine months ended September 30, 2006, as compared to 65.02% for same period in 2005. The efficiency ratio is determined by dividing total noninterest expense, less amortization of intangibles, by an amount equal to net interest income (fully taxable equivalent) plus noninterest income.

Salaries and employee benefits totaled $8.1 million and $24.4 million for the third quarter and nine months ended September 30, 2006, compared to $7.3 million and $21.6 million for the same periods in 2005, representing an increase of $811,000, or 11.1%, and $2.8 million, or 12.9%, for the comparable periods. Of the increase in the nine months ended September 30, 2006, $1.8 million is attributable to the acquisition of Heritage and $1.3 million is attributable to increase in bonus accrual. These increases were offset by declines in salaries and employee benefits.

Occupancy and equipment expenses totaled $2.5 million and $7.5 million for the third quarter and nine months ended September 30, 2006, respectively, compared to $2.3 million and $6.6 million for the same periods in 2005. This represented an increase of $168,000, or 7.2%, and $867,000, or 13.1%, for the third quarter and nine months ended September 30, 2006, respectively, from the comparable prior year periods. Of the $867,000 increase for the nine months ended September 30, 2006, $808,000 was attributable to the acquisition of Heritage.

Professional fees were $588,000 and $326,000, or 3.7% and 2.3% of total noninterest expenses, for the third quarter of 2006 and 2005, respectively. For the nine months ended September 30, 2006, these expenses increased to $1.7 million from $1.0 million for the same period in 2005. The increase is attributable primarily to audit and legal fees associated with public company reporting.

Net costs applicable to OREO and other repossessed assets consist of expense associated with holding and maintaining repossessed assets, the net gain or loss on the sales of such assets and the write-down of the carrying value of the assets. We recorded net revenues of $8,000 for the third quarter in 2006 compared to $6,000 in net revenues for the same period in 2005. These expenses increased to $196,000 for the nine months ended September 30, 2006 from $23,000 for the comparable period in 2005. Repossessed assets are initially recorded at the lower of fair value or book value upon repossession and resulting losses are charged to the allowance for loan losses. These assets are then periodically evaluated and recorded at fair value. Any subsequent decline in the fair value is charged to current operations.

Other noninterest expenses increased to $2.4 million and $7.4 million for the third quarter and nine months ended September 30, 2006 compared to $1.8 million and $5.2 million for the same periods in 2005. This increase was due to our organic asset growth as well as to the Heritage acquisition.

The following tables set forth a summary of noninterest expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Salaries and employee benefits:
Salaries	$6,943	43.7%	$6,066	43.3%	$20,363	42.0%	$17,834	43.4%
Medical and other benefits	415	2.6	577	4.1	1,632	3.4	1,692	4.1
Pension	333	2.1	273	1.9	998	2.1	800	2.0
Payroll taxes	417	2.6	381	2.7	1,420	2.9	1,288	3.1
Total salaries and employee benefits	8,108	51.0	7,297	52.0	24,413	50.4	21,614	52.6
Net occupancy and equipment expense	2,490	15.7	2,322	16.6	7,495	15.5	6,628	16.1
Amortization of intangibles	998	6.3	824	5.9	3,017	6.2	2,471	6.0
Professional fees	588	3.7	326	2.3	1,679	3.5	1,017	2.5
Advertising	443	2.8	330	2.3	1,165	2.4	864	2.1
Communication expense	330	2.1	300	2.1	975	2.0	856	2.1
Data processing	238	1.5	203	1.5	694	1.4	622	1.5
Supplies	148	0.9	166	1.2	528	1.1	587	1.4
OREO	(8)	(0.1)	(6)	0.0	196	0.4	23	0.1
Merger and one-time expenses	126	0.8	19	0.1	884	1.8	59	0.1
Other	2,423	15.3	2,244	16.0	7,383	15.3	6,378	15.5
Total noninterest expense	$15,884	100.0%	$14,025	100.0%	$48,429	100.0%	$41,119	100.0%

Provision for Income Taxes

Income tax expense increased $726,000 to $2.8 million for the quarter ended September 30, 2006 compared with $2.1 million for the same period in 2005. For the nine months ended September 30, 2006, income tax expense totaled $7.7 million, an increase of $1.8 million, or 31.1%, compared with $5.9 million for the same period in 2005. The increase was primarily attributable to higher pretax earnings for the quarter ended September 30, 2006 when compared to the respective period in 2005. Our effective tax rate for the nine months ended September 30, 2006 was 34.2% compared to 33.4% for the same period in 2005.

Financial Condition as of September 30, 2006 and December 31, 2005

Our total assets as of September 30, 2006 were $1.645 billion, a decrease of $17.7 million, or 1.1%, from $1.663 billion as of December 31, 2005. Total loans were $1.135 billion at September 30, 2006 compared to $1.086 billion as of December 31, 2005. Total deposits decreased to $1.317 billion as of September 30, 2006, compared to $1.357 billion as of December 31, 2005. As of September 30, 2006, our shareholders’ equity was $225.3 million, compared to $212.3 million as of December 31, 2005.

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

The following table presents the composition, book value and fair value of our investment portfolio by major category as of the dates indicated:

	Available-for-Sale		Held-to-Maturity		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
September 30, 2006:
U.S. treasury securities	$6,951	$6,908	$—	$—	$6,951	$6,908
U.S. government agencies obligations	142,721	142,158	—	—	142,721	142,158
Collateralized mortgage obligations	138	137	—	—	138	137
Mortgage-backed securities	53,146	51,615	—	—	53,146	51,615
State and municipal obligations	22,897	22,740	—	—	22,897	22,740
Federal Reserve Bank stock and other investments	2,476	2,465	9,126	9,126	11,602	11,591
Total	$228,329	$226,023	$9,126	$9,126	$237,455	$235,149
December 31, 2005:
U.S. treasury securities	$7,051	$6,969	$—	$—	$7,051	$6,969
U.S. government agencies obligations	109,516	108,622	—	—	109,516	108,622
Collateralized mortgage obligations	165	166	—	—	165	166
Mortgage-backed securities	64,357	63,292	—	—	64,357	63,292
State and municipal obligations	26,294	26,348	—	—	26,294	26,348
Federal Reserve Bank stock and other investments	1,414	1,390	8,094	8,094	9,508	9,484
Total	$208,797	$206,787	$8,094	$8,094	$216,891	$214,881

Our investment portfolio increased by approximately $20.3 million to $235.1 million as of September 30, 2006 from $214.9 million as of December 31, 2005. This increase was primarily due to increased purchases in response to higher market yields on securities.

Investment Portfolio — Maturity and Yields

The estimated fair value of our securities portfolio as of September 30, 2006 is presented below by contractual maturity:

	As of September 30, 2006
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investments available-for-sale (1)(2):
U.S. treasury obligations	$3,970	4.56%	$2,938	3.77%	$—	—%	$—	—%	$6,908	4.22%
U.S. government agencies obligations	43,205	3.75	98,953	5.03	—	—	—	—	142,158	4.64
Mortgage backed securities and collateralized mortgage obligations (3)	1,836	5.34	49,075	4.63	839	4.89	3	7.00	51,753	4.66
State and municipal obligations	3,348	3.35	13,212	3.52	5,422	4.02	757	5.28	22,739	3.67
Other securities	—	—	—	—	—	—	2,465	4.54	2,465	4.60
Total investments available-for-sale	52,359	3.84	164,178	4.77	6,261	4.14	3,225	4.71	226,023	4.54
Other investments:
FHLB stock and other investments	—	—	—	—	—	—	9,126	5.19	9,126	5.19
Total other investments	—	—	—	—	—	—	9,126	5.19	9,126	5.19
Total investments	$52,359	3.84%	$164,178	4.77%	$6,261	4.14%	$12,351	5.07%	$235,149	4.56%

(1)    Based on estimated fair value.

(2)	The yields shown in the above table are not calculated on a fully taxable equivalent basis.

(3)
Maturities of mortgage-backed securities and collateralized mortgage obligations, or CMOs, are based on anticipated lives of the underlying mortgages, not contractual maturities. CMO maturities are based on cash flow (or payment) windows derived from broker market consensus.

Securities with carrying values of approximately $131.0 million and $133.6 million were pledged to secure certain deposits at September 30, 2006 and December 31, 2005, respectively.

The following table discloses gross unrealized losses and the related fair value of our investment category and length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2006:

	Available-For-Sale Securities
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Treasury/Agency(1)	$47,827	$344	$51,236	$608	$99,063	$952
Mortgage-backed securities (2)	17,967	465	33,109	1,071	51,076	1,536
Other	19,857	192	2,808	34	22,665	226
Total temporarily impaired securities	$85,651	$1,001	$87,153	$1,713	$172,804	$2,714

(1)	U.S. Treasury/Agency Debt Securities - The unrealized losses on investments in U.S. treasury and agency debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

The following table presents our loans held for investment by category as of the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Loan Category to Total Loans	Amount	Loan Category to Total Loans
	(Dollars in thousands)
Real estate—construction	$201,090	17.8%	$144,721	13.5%
Real estate—1-4 family	113,851	10.1	125,901	11.7
Real estate—other	425,418	37.6	415,047	38.6
Lease financing	2,122	0.2	—	—
Commercial	257,124	22.7	263,975	24.6
Agricultural and other	88,435	7.8	84,646	7.9
Consumer	42,615	3.8	40,321	3.7
Total loans held for investment	$1,130,655	100.0%	$1,074,611	100.0%
Allowance for loan losses	(12,992)		(12,591)
Loans held for investment, net	$1,117,663		$1,062,020

As of September 30, 2006 our total loans held for investment, net of unearned income, was $1.131 billion, an increase of $56.0 million, as compared to $1.075 billion as of December 31, 2005. As of September 30, 2006, our real estate loans increased $54.7 million, lease financing increased $2.1 million, consumer loans increased $2.3 million, agriculture and other loans increased $3.8 million, and commercial loans decreased $6.9 million as compared to December 31, 2005. Our total loans held for investment, net of unearned income as a percentage of total assets, was 68.7% as of September 30, 2006, compared with 64.6% as of December 31, 2005.

Real estate loans, the largest component of our loan portfolio, consist primarily of commercial real estate loans or commercial lines of credit that are extended to finance the purchase or improvement of commercial real estate. Real estate loans equaled $740.4 million and $685.7 million as of September 30, 2006 and December 31, 2005, respectively. The percentage of our real estate secured loans in relation to our total loan portfolio, increased to 65.5% as of September 30, 2006, as compared to 63.8% as of December 31, 2005.

Our commercial loans, the second largest component of our loan portfolio, typically have floating rates of interest, are for varying terms (generally not exceeding five years), are personally guaranteed by the principal owners and are collateralized by real estate, accounts receivable, inventory or other business assets. Commercial loans decreased to $257.1 million as of September 30, 2006 from $264.0 million as of December 31, 2005. Commercial loans as a percentage of total loans were 22.7% as of September 30, 2006, and 24.6% as of December 31, 2005.

Consumer loans have historically represented a small part of our total loan portfolio. Consumer loans increased to $42.6 million as of September 30, 2006 from $40.3 million as of December 31, 2005. Consumer loans as a percentage of total loans were 3.8% and 3.7% as of September 30, 2006 and December 31, 2005, respectively.

Agriculture and other loans increased to $88.4 million as of September 30, 2006 from $84.7 million as of December 31, 2005. Agriculture and other loans as a percentage of total loans were 7.8% and 7.9% as of September 30, 2006 and December 31, 2005, respectively.

The following table presents the distribution of the maturity of our loans as of September 30, 2006. The table also presents the portion of our loans that have fixed interest rates or interest rates that fluctuate over the life of the loans in accordance with changes in the interest rate environment as represented by the prime rate.

	As of September 30, 2006
	One Year and Less	One to Five Years	Over Five Years	Total Carrying Value
		(In thousands)
Real estate—construction	$147,355	$38,363	$15,372	$201,090
Real estate—1-4 family	22,110	46,630	45,111	113,851
Real estate—other	54,593	234,212	136,613	425,418
Lease financing	—	—	2,122	2,122
Commercial loans	134,847	87,875	34,402	257,124
Consumer loans	20,503	17,706	4,406	42,615
Agriculture and other loans	77,307	7,630	3,498	88,435
Total loans held for investment	$456,715	$432,416	$241,524	$1,130,655
With fixed interest rates	$109,749	$226,300	$80,971	$417,020
With variable interest rates	346,966	206,116	160,553	713,635
Total loans held for investment	$456,715	$432,416	$241,524	$1,130,655

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

The following table lists nonaccrual, past due and restructured loans, OREO and other repossessed assets as of the dates indicated:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$8,806	$8,654
Accruing loans past due over 90 days	—	—
Restructured loans	73	88
OREO	1,003	927
Other repossessed assets	16	8
Total nonperforming assets	$9,898	$9,677
Total nonperforming assets to total loans and other real estate	0.87%	0.90%

The nonperforming assets increased $221,000 to $9.9 million as of September 30, 2006 from $9.7 million as of December 31, 2005. The ratio of nonperforming assets over total loans and OREO decreased to 0.87% as of September 30, 2006, from 0.89% as of December 31, 2005.

At September 30, 2006, loans identified as being impaired consisted of nonhomogeneous loans placed on nonaccrual status. We generally place a loan on nonaccrual status and cease accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

As of September 30, 2006 and December 31, 2005, the average investment in loans that are considered to be impaired under SFAS No. 114 was approximately $8.8 million and $7.8 million, respectively. Included in these amounts at September 30, 2006 and December 31, 2005 was $8.8 million and $8.6 million, respectively, of impaired loans for which our related specific reserve for loan losses was approximately $1.8 million and $2.0 million, respectively. We had $28,000 of impaired loans as of December 31, 2005 that did not have a specific related reserve for loan losses.

Allowance for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for loan and lease losses. Such agencies may recommend us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. As of September 30, 2006, the allowance for loan losses amounted to $13.0 million, or 1.14% of total loans held for investment, compared with $12.6 million, or 1.17% of total loans held for investment, as of December 31, 2005.

The following table presents the activity in our allowance for loan losses for the nine months ended September 30, 2006 and the year ended December 31, 2005. The table also presents our average loan balances and certain pertinent ratios for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	Nine months ended September 30,	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Analysis of allowance for loan losses:
Balance, beginning of period	$12,591	$11,383
Provision for loan losses	960	900
Loan loss reserves of acquired banks	—	1,670
Loans charged-off:
Real estate—construction	106	72
Real estate—1-4 family	113	96
Real estate—other	53	—
Commercial loans	552	1,067
Consumer loans	438	820
Agriculture and other loans	—	500
Total charge-offs	1,262	2,555
Recoveries of loans previously charged-off:
Real estate—construction	—	45
Real estate—1-4 family	5	18
Real estate—other	9	12
Commercial loans	463	535
Consumer loans	169	573
Agriculture and other loans	57	10
Total recoveries	703	1,193
Net loans charged-off	559	1,362
Balance, end of period	$12,992	$12,591
Average loans outstanding, net of unearned income, for the period ended	$1,099,152	$989,406
Ratio of net loan charge-offs to average loans, net of unearned income (1)	0.07%	0.14%
Ratio of allowance for loan losses to total loans, net of unearned income	1.14%	1.17%

(1) Annualized as of September 30, 2006.

Nonearning Assets

Premises, leasehold improvements and equipment, net of accumulated depreciation and amortization, totaled $54.5 million as of September 30, 2006 and $48.8 million as of December 31, 2005, an increase of $5.7 million. This increase is primarily attributable to our new Downtown Fort Worth banking center and the new Whisperwood banking center in Lubbock, Texas as well as the purchase of a building for an expansion of our back office operations that was planned before the Company was approached by BBVA.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	Nine Months Ended			Year Ended
	September 30, 2006			December 31, 2005
	Average Balance	Percent of Deposits	Average Rate	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$476,477	35.9%	—%	$416,168	35.4%	—%
Interest-bearing demand, savings and money market deposits	512,193	38.5	1.37	463,836	39.4	0.91
Time deposits of less than $100,000	187,924	14.1	3.17	167,646	14.3	2.18
Time deposits of $100,000 or more	152,686	11.5	3.66	127,973	10.9	2.65
Total deposits	$1,329,280	100.0%	1.40%	$1,175,623	100.0%	0.96%

Total deposits as of September 30, 2006 and December 31, 2005 were $1.317 billion and $1.357 billion, respectively, representing a decrease of $39.9 million, or 2.9%, for the nine months ended September 30, 2006. The decline in deposits is due to increased competition within our markets and seasonality within our deposit base. Average deposits for the nine months ended September 30, 2006 were $1.329 billion, as compared to $1.121 billion for the same period in 2005. The increase in average deposits during the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 was primarily attributable to the acquisition of Heritage.

Total deposits as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Noninterest-bearing demand deposits	$478,192	$487,369
Interest-bearing deposits:
NOW and Money Market	420,845	448,762
Savings	73,984	75,095
Time deposits	344,182	345,852
Total interest-bearing deposits:	839,011	869,709
Total deposits	$1,317,203	$1,357,078

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of the dates indicated:

	September 30, 2006	December 31, 2005
	(In thousands)
Three months or less	$22,621	$37,958
Over three through six months	30,611	24,918
Over six through 12 months	48,992	36,452
Over 12 months	62,236	55,266
Total time deposits of $100,000 or more	$164,460	$154,594

Borrowings

Long-Term Debt

Deposits are the primary source of funds for our lending and investment activities. Occasionally, we obtain funding from the Federal Home Loan Bank (“FHLB”). As of September 30, 2006, we had $1.2 million in FHLB borrowings, compared to $5.8 million at December 31, 2005. The decrease in FHLB borrowings is due to two notes that matured in February with a combined balance of $4.6 million. The maturity dates on our outstanding FHLB notes range from 2008 to 2018 and have interest rates from 2.65% to 5.45%.

Other Borrowings

Borrowings, including funds purchased and securities sold under agreement to repurchase, totaled $43.2 million as of September 30, 2006, an increase of $14.6 million from December 31, 2005. Securities sold under agreement to repurchase totaled $38.7 million at September 30, 2006, an increase of $10.1 million from December 31, 2005. Federal funds purchased at September 30, 2006 totaled $4.5 million. We did not purchase federal funds as of December 31, 2005. The increase in borrowings was due to a higher level of funds purchased to satisfy liquidity needs as a result of growth in loans, additional purchases of investment securities and lower deposit balances.

Junior Subordinated Debentures

As of September 30, 2006 and December 31, 2005, we had $48.5 million (amount net of investments in trusts is $47.0 million) in outstanding junior subordinated debentures. See our Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Borrowings” which was filed on March 29, 2006, for further discussion.

Capital Resources and Capital Adequacy Requirements

Total shareholders’ equity was $225.3 million as of September 30, 2006 compared with $212.3 million as of December 31, 2005, an increase of $13.1 million, or 6.2%. The increase was due primarily to our net earnings of $14.8 million, offset by our dividend payment of $3.6 million.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the OCC, with respect to the Bank, has established certain minimum risk-based capital standards that apply to bank holding companies and national banks. As of September 30, 2006, our Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 12.68%, 13.72% and 10.42%, respectively. As of September 30, 2006, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 9.12%, 11.12% and 12.16%, respectively.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2006, our cash and due from bank balance was $58.9 million compared with $72.9 million as of December 31, 2005.

Aggregate Contractual Obligations

The following table represents our on and off-balance sheet aggregate contractual obligations, other than deposit liabilities, to make future payments to third parties as of the date specified:

	As of September 30, 2006
	Less than One Year	One Year to Three Years	Over Three Years to Five Years	Over Five Years	Total
	(In thousands)
FHLB advances	$212	$357	$420	$237	$1,226
Junior subordinated debentures	—	—	—	47,000	47,000
Operating leases	1,453	2,625	1,431	471	5,980
Total	$1,665	$2,982	$1,851	$47,708	$54,206

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

	As of September 30, 2006
	Total Notional Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(In thousands)
Commitments to extend credit	$308,459	$236,159	$65,928	$2,229	$4,143
Standby letters of credit	19,419	12,341	7,078	—	—
Total commercial commitments	$327,878	$248,500	$73,006	$2,229	$4,143

As of September 30, 2006 and December 31, 2005, we had commitments to extend credit of $308.5 million and $253.9 million, respectively. We also had standby letters of credit of $19.4 million and $15.7 million as of September 30, 2006 and December 31, 2005, respectively.

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

ITEM 4.   Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1.   Legal Proceedings

On July 28, 2006, a suit was filed against the Bank by Monte Hasie in the 72nd District Court of Lubbock County, Texas alleging malicious prosecution, abuse of legal process, negligence and intentional infliction of emotional distress in connection with the criminal prosecution of the Plaintiff by the U.S. Government beginning in 2004. Subsequently, Hasie Financial Group joined as a plaintiff, and the Company was added as a defendant. The suit seeks compensatory or actual damages in excess of $10 million related to, among other things, loss of earnings, emotional distress, damage to reputation, and costs to defend the criminal prosecution. The suit also seeks exemplary damages and attorneys’ fees and costs. Our management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Bank and the Company deny all of plaintiffs’ allegations, and they plan to vigorously defend themselves against plaintiffs’ claims. However, events could occur that could cause any estimate of ultimate loss to differ materially.

Following the filing of the lawsuit, the Bank and the Company notified their insurance carrier, the Hartford Fire Insurance Company (“Hartford”) of the lawsuit in order to obtain coverage under its existing commercial general liability policies. Hartford notified the Bank and the Company it was denying coverage contending that the events in question, as alleged by Plaintiffs, occurred outside the applicable policy periods. As a result of Hartford’s denial of coverage, the Bank and the Company filed suit in the United States District Court, Northern District of Texas against Hartford seeking, amount other things, a declaratory judgment that coverage exists under the policies. That action is currently pending.

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

ITEM 1A. Risk Factors

Risks Related to the Proposed Merger

In connection with our proposed Merger with BBVA, on October 6, 2006 we filed a definitive proxy statement on Schedule 14A with the SEC. The proxy statement contains important information about the Company, the proposed Merger and other related matters. We urge all of our shareholders to read the proxy statement.

In relation to the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below.

Failure to consummate the Merger could negatively impact our stock price and our future business and financial results.

Consummation of the Merger is subject to various conditions, including requisite approvals of the holders of our common stock. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the other party’s representations and warranties in the Merger Agreement being true and correct at the Effective Time, subject to the materiality standards contained in the Merger Agreement, (ii) material compliance of the other party with its covenants and (iii) the absence of any law or order prohibiting the consummation of the Merger. There is no assurance that all of the various conditions will be satisfied or waived. If the proposed merger is not completed for any reason, we will be subject to several risks, including the following:

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

Not applicable.

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

STATE NATIONAL BANCSHARES, INC.

Date: November 10, 2006	By:	/s/ Don E. Cosby
Don E. Cosby Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)